Form 10-K405
period 1996-12-31
CAMPBELL RESOURCES INC /NEW/
filed 1997-03-31
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1996


[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-8488

                             CAMPBELL RESOURCES INC.
             (Exact name of registrant as specified in its charter)

                                     Canada
                         (Jurisdiction of Incorporation)

                                 Not Applicable
                      (I.R.S. Employer Identification No.)

                 120 Adelaide Street West, Suite 1910, Toronto,
                                Ontario M5H 1T1
                    (Address of principal executive offices)

                                 (416) 366-5201
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class              Name of each Exchange on which Registered
     Common Shares                          New York Stock Exchange
     Common Share Purchase Warrants         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                      ---   ---

At March 14, 1997, the registrant had outstanding 150,357,876 common shares, without nominal or par value, the only class of registrant's stock outstanding, and the aggregate market value of the voting stock held by non-affiliates at such date was $172,911,557 (Canadian).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of registrant's Proxy Circular relating to an Annual Meeting of Shareholders scheduled to be held on April 24, 1997 are incorporated by reference into Part III of this report and certain portions of the 1996 Annual Report to shareholders are incorporated herein by reference into Parts I, II, and IV of this report. These portions of such Proxy Circular and Annual Report are filed as exhibits to this Form 10K.

                             CAMPBELL RESOURCES INC.

                                      Index
                         Annual Report on Form 10-K for
                          Year Ended December 31, 1996
                                                                         Page
                                      PART I

Items 1. and 2.   Business and Properties..................................2

Item 3.           Legal Proceedings.......................................21

Item 4.           Submission of Matters to a Vote of
                  Security Holders........................................22

                                      PART II

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters.........................22

Item 6.           Selected Financial Data.................................22

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations........23

Item 8.           Financial Statements and Supplementary
                  Data....................................................23

Item 9.           Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure....................................23

                                      PART III

Item 10.          Directors and Executive Officers
                  of the Registrant.......................................23

Item 11.          Executive Compensation..................................24

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management...................................26

Item 13.          Certain Relationships and Related Transactions..........27

                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.................................27

                         CURRENCY AND METRIC EQUIVALENTS

         Unless otherwise indicated, all dollar amounts herein are expressed in Canadian dollars. Amounts expressed in United States dollars are preceded by the symbol "US$". The following table sets forth, for each of the years indicated, certain information concerning the exchange rate for translating Canadian dollars into United States dollars based upon the noon buying rate in the City of New York for cable transfers in Canadian dollars and certified for customs purposes by the Federal Reserve Bank of New York.

                              Rate at       Average
                           December 31       Rate (1)         High               Low
                           -----------       ----             ----               ---

         1992                0.7865         0.8273            0.8757            0.7761
         1993                0.7544         0.7751            0.7954            0.7478
         1994                0.7129         0.7301            0.7632            0.7105
         1995                0.7323         0.7286            0.7431            0.7076
         1996                0.7301         0.7332            0.7513            0.7235

(1) The average rate means the average of the exchange rates on the last day of each month during the year.

         On March 14, 1997, the Noon Buying Rate for Cdn. $1.00 was US $0.7324.

         TONNAGES referred to in this document are to either short tons equal to 2,000 pounds, referred to herein as tons, or to metric tonnes, equal to 2,204.6 pounds and referred to herein as tonnes or metric tonnes. A reference herein to OUNCES means a troy ounce which is equal to 31.103 grams. To convert grams per tonne to ounces per ton, multiply grams per tonne by 0.029. Distances are referred to either as miles, equal to 1.6093 kilometres; feet, equal to 0.305 metres; kilometres, equal to 0.621 miles; or metres, equal to 3.28 feet. Acreage is referred to as acres, which represents 0.4046 hectares, or hectares, equal to
2.471 acres.

         As used throughout this report, the term "PROVEN (MEASURED) RESERVES" means reserves for which (a) quantities are computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established. The term "PROBABLE (INDICATED) RESERVES" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

GENERAL

         Campbell Resources Inc. ("Campbell" or the "Corporation") was incorporated in June 1950 under the laws of British Columbia. On September 8, 1982, the Corporation was continued under the Canada Business Corporations Act and on June 8, 1983, in connection with an amalgamation of three other companies, the name of the Corporation was changed from GM Resources Limited to Campbell Resources Inc.

         The Corporation is a gold mining and natural resource company whose principal assets are the Joe Mann gold mine (the "Joe Mann Mine") located in the Chibougamau area of northwestern Quebec, the Santa Gertrudis gold mine (the "Santa Gertrudis Mine") located in the State of Sonora, Mexico and the Cerro Quema gold property (the "Cerro Quema Property") located in the southern Azuero Peninsula in the Los Santos province of Panama. Segmented financial information with respect to the Corporation's domestic and foreign operations is set out in
Note 12 to the Corporation's financial statements for the year ended December 31, 1996. This information is included under Item 14.

         The Joe Mann Mine, an underground gold mine owned by Meston Resources Inc., a wholly-owned subsidiary of the Corporation, is located near the town of Chibougamau, approximately 350 miles north of Montreal, Quebec. The Joe Mann Mine was brought into production by Campbell in 1987.

         In July 1994, the Corporation directly and through its subsidiary, Sotula Gold Corp., acquired all of the shares of three Mexican companies which held the Santa Gertrudis Mine from Phelps Dodge Corporation for $11.1 million net of cash acquired. The Santa Gertrudis Mine is an open pit heap leach gold mine located near the town of Magdalena, Mexico, approximately 150 miles south of Tucson, Arizona. The Santa Gertrudis Mine was brought into production in 1991 by its previous owner. The Corporation also conducts an active exploration programme for precious metals in the State of Sonora, where the Corporation has maintained an exploration office since 1970. The Corporation holds its interests in Mexico through its wholly-owned subsidiary, Oro de Sotula, S.A. de C.V. ("Sotula"). Sotula was formed in September 1994 through the merger of the Corporation's four wholly-owned Mexican subsidiaries..

         On March 4, 1996, the Corporation acquired all of the shares of Minera Cerro Quema, S.A., a Panamanian corporation ("Minera"), whose primary asset is the Cerro Quema Property. Such shares were purchased from Cyprus Exploration and Development Corporation, a Delaware corporation ("Cyprus"), of Englewood, Colorado, for a price of US$8,372,000 cash, pursuant to the exercise by the Corporation of a right of first refusal which the Corporation had acquired from Compania de Exploracion Mineral, S.A.("CEMSA"), a private Panamanian corporation. At the time of such acquisition, Minera was a wholly-owned subsidiary of Cyprus.

         Cyprus originally acquired an 80% interest in the Cerro Quema Property through a combination of work commitment expenditures and option payments under a 1990 option to joint venture agreement with CEMSA. In 1994, Cyprus increased its interest to 100%, with CEMSA retaining a 3.5% net smelter return royalty (the "Royalty") and a right of first refusal on the sale of the Cerro Quema Property by Cyprus.

         In December 1995, Cyprus notified CEMSA that it had received an offer, which it considered acceptable, which offer triggered the right of first refusal. The Corporation acquired CEMSA's right of first refusal for aggregate consideration of US$500,000 cash and 1,460,000 Common Shares of the Corporation (the "Common Shares") payable as set forth below.

         CEMSA also agreed to reduce its Royalty from 3.5% to 2% of net smelter returns with respect to that portion of its Royalty relating to precious metals produced from the Cerro Quema Property. In consideration for this reduction, the Corporation has issued a further 1,040,000 Common Shares to CEMSA as described below.

         On March 4, 1996, the Corporation completed its acquisition of Minera from Cyprus. On completion of this acquisition, the Corporation paid US$250,000 cash and issued 730,000 Common Shares to CEMSA. In addition, private placement warrants were issued to CEMSA which warrants were exercisable by CEMSA to acquire 1,770,000 Common Shares without further consideration at the time of approval of a positive feasibility study by the Corporation's Board.

         In November 1996, a positive feasibility study was completed and presented to the Board of Directors on the basis of which approval was given to proceed with pre-production development including road construction and preparation of construction tender documents. Following completion of some additional test work and receipt of required permitting and exploitation concessions, final approval for the project was given on February 20, 1997.

         Subsequent to this approval the Corporation paid to CEMSA the remaining US$250,000 cash and, upon exercise of private placement warrants, issued to CEMSA the 730,000 Common Shares for the right of first refusal and 1,040,000 Common Shares in consideration of the royalty reduction.

         The Corporation continues to have, as one of its primary business objectives, the acquisition of additional sources of gold production through the acquisition of producing mines or semi-developed properties, preferably low cost heap leach operations. It is evaluating a number of such investment opportunities in Latin America.

         The Corporation sells metals on international markets at prices which fluctuate daily based on world market supply and demand and is in competition with other mining companies, insofar as they produce the same product, in a market where price and quality advantages can not be claimed by any of the market participants.

         Factors which allow producers to remain competitive in the market over the long-term are the quality (grade) and size of the orebody, cost of production and the proximity to market. In all these factors the Corporation is competitive to greater or lesser degrees; but because of the number of companies and variables involved, no individual or group of producers can be pointed to as being in direct competition with Campbell.

         Except as otherwise noted herein, there have been no recent changes with respect to properties which the Corporation owns, or in which it has significant interests, which have materially affected operating profits. Except as herein noted, to the knowledge of the Corporation, it and its subsidiaries are in compliance with all environmental laws and regulations in effect in all jurisdictions in which operations are being conducted.

         Campbell and its wholly-owned subsidiaries employed 506 persons as of December 31, 1996, of which 353 were covered by collective bargaining agreements. The relationship of Campbell and its subsidiaries with their employees and contractors is considered by Campbell to be satisfactory. See "Employees" on pages 10 and 14.

         During 1996 and 1995, there were no material strikes or walkouts at the Joe Mann Mine. On September 14, 1996, the collective bargaining unit at the Joe Mann Mine, represented by Le Syndicat des Travailleurs-euses de la Mine Meston ("CSN"), consisting of 184 employees, approved a collective bargaining agreement covering a three year period with wage increases of 0.73% in the first year and 1.22% and in the second and third years. On February 8, 1996, a three year contract was approved by the Metallurgistes Unis d'Amerique covering 29 workers at the Camchib Mill, under which the salary was maintained at current levels for the first year with levels for the second and third years to be increased at the same rate as was agreed to with CSN.

         In April 1996, the Corporation concluded an agreement with the National Union of Miners, Metallurgists and Similar Workers of the Mexican Republic, which represents the 151 hourly employees at the Santa Gertrudis Mine, for a two-year term, which provides for a 22% increase in wages during the first year of the agreement with a wage re-opener after the first year.

INTERCORPORATE RELATIONSHIPS

         The following chart illustrates the principal subsidiaries of the Corporation, together with the jurisdiction of incorporation of each company and the significant properties held by each company:




                                                   CAMPBELL RESOURCES INC.
                                                            (Canada)




                                                                   100%
                                                        SOTULA GOLD CORP.
                                                            (Canada)



           100%                                                        100%                             100%
    MESTON RESOURCES INC.                                 ORO DE SOTULA, S.A. de C.V.      MINERA CERRO QUEMA, S.A.
          (Quebec)                                                    (Mexico)                      (Panama)
        Joe Mann Mine                                        Santa Gertrudis Mine         Cerro Quema Gold Property
   Chibougamau Exploration                                 Exploration Properties
         Properties
        Camchib Mill



THE JOE MANN MINE

         HISTORY

         The Joe Mann property was acquired in July 1980 by Meston Lake Resources Inc. ("Meston Lake"), a predecessor of Meston Resources Inc. ("Meston") (a wholly-owned subsidiary of the Corporation).

         The original deposit was discovered in 1950. A three compartment exploration shaft was sunk and some 859,000 tons of ore grading 0.176 oz/ton of gold had been mined and milled until June 1975 when rising costs coupled with poor recoveries prohibited further mining. Subsequently, Meston Lake acquired the mine and the shaft was dewatered in 1980 before financial and corporate problems put a halt to the operation.

         Campbell became involved in the Joe Mann property in 1983 when it acquired a minority position in Meston Lake and entered into a management agreement under which it designed and implemented an exploration programme and aided in the financing of this programme with the objective of determining the commercial viability of the project.

         The mine was dewatered in early 1985 and in June of that year, an underground exploration programme began. The exploration programme resulted in the discovery of 800,000 tons of ore reserves and prompted the decision to re-start production. Commercial production began on April 2, 1987 with proven and probable mineable reserves of 910,000 tons grading 0.22 ounces of gold per ton at December 31, 1986. During 1987, Campbell also increased its ownership in the mine to 100%. The mine has been in continuous production since 1987. To date, the deposit has been mined along a 3,000 foot strike length to a depth of 2,350 feet and remains open at depth.

         At the Joe Mann Mine, the Corporation's subsidiary Meston holds a number of mining concessions and a mining lease along with 25 mining claims surrounding the concessions. Under Quebec mining law, the Corporation's interest in the mining concessions and lease is maintained in good standing by payment of an annual rental fee of $25.00 per hectare or by the completion of $25.00 of exploration and development work annually per hectare. As to mining claims, a fee of $22.00 per claim must be paid and $500 of exploration work incurred every two years. Exploration expenses may be carried forward to future years and may be applied to claims within a 3.2 square kilometre block distance. Current work credits will entitle the Corporation to retain currently held mining claims for in excess of twenty years. Under the exploration agreements with SOQUEM described under "Mineral Exploration Properties--Chibougamau Exploration Properties" on page 16, SOQUEM pays the annual fees and incurs the expenditures necessary to keep the applicable mining claims in good standing.

         LOCATION AND ACCESS

         The Joe Mann Mine is located approximately 40 miles south of Chibougamau, Quebec which is approximately 350 miles north of Montreal. The property consists of mining concessions covering 90 hectares, a mining lease covering 14.8 hectares and 25 mining claims covering approximately 400 hectares. In addition, Meston holds 197 mining claims covering approximately 3,150 hectares outside of the Joe Mann Mine area.

         The property is accessed from Chibougamau by road. Highway 167 leads to the gravel mine access road, which is approximately 12 miles in length and is serviced by Meston.

         GEOLOGY

         The deposit represents a classic Archean vein-type deposit with gold-copper mineralization hosted by quartz veining within three laterally continuous shear systems. In the mine area, the rocks consist predominantly of mafic lavas intruded by gabbro sills and feldspar porphyry dykes. The intrusives appear to have been introduced along a prominent east-west break structure. The gabbro sills which are moderately magnetic are traceable over widths of 400 to 600 feet and for at least thirty miles along strike. Many late diabase dykes of varying thicknesses crosscut the sequence and strike northeast.

         Two principal veins account for approximately 70% of the known reserves and 100% of the current production. The Main Vein is located north of the No. 1 shaft and has an east-west strike length of approximately 3,000 feet with an 80 degree dip to the north. The Main Vein contains about 41% of the reserves. The South Vein accounts for 29% of reserves and is located about 350 feet south of the Main Vein between the No. 1 shaft and the No. 2 production shaft. The South Vein has a strike length of about 3,000 feet in an east-west direction and a north dip. Exploration results indicate that the ore zones continue and are open at depth. In September 1996, a $14.5 million project was approved to deepen the No. 2 production shaft by 1,100 feet to facilitate the opening of six new production levels. For further discussion of the shaft deepening project, see "Mine Exploration and Development" below.

         MINEABLE RESERVES

         Mineable reserves at the Joe Mann Mine are continually updated by management to reflect operations and exploration activity and are periodically reviewed by independent consultants.

         The following table summarizes diluted mineable reserves estimated by management:

                        PROVEN AND PROBABLE MINEABLE RESERVES

                  December 31, 1996                December 31, 1995               December 31, 1994

                               Grade                              Grade                         Grade
                 Tons          (oz/ton)           Tons           (oz/ton)         Tons         (oz/ton)
Proven         515,522         0.277            664,000           0.264          736,539        0.273
Probable       211,869         0.245            210,840           0.295          310,656        0.262
               -------         -----            -------           -----          -------        -----
Total          727,391         0.268            874,840           0.272        1,047,195        0.27
               =======         =====            =======           =====        =========        ====

         Total diluted proven and probable mineable reserves at the Joe Mann Mine decreased by 147,449 tons from 874,840 tons at December 31, 1995 to 727,391 tons at December 31, 1996. This decrease reflects the development of known reserves above the 2350 foot level, the deepest level currently accessible from the No. 2 production shaft. After taking into account production during 1996 of 265,600 tons grading 0.290 ounces per ton, total diluted proven and probable mineable reserves increased on a net basis during this period by 118,151 tons. Access to the mineralization below the 2350 foot level will be achieved on completion of the deepening of the No. 2 production shaft which is expected to be completed by mid 1998.

         MINE EXPLORATION AND DEVELOPMENT

         Extensive lateral mine development and underground diamond drilling were carried out during the last two years. In 1996, 19,300 feet of lateral development and 192,300 feet of diamond drilling were completed at a cost of approximately $5,750,000. This compares to 24,500 feet of lateral development and 204,000 feet of diamond drilling completed during 1995 at a cost of $5,900,000. As a consequence of the programme, continuity of strong gold mineralization has been confirmed to a depth of 3,700 feet, 1,350 feet below the current deepest production level of the mine and mineralization remains open at depth. To date, widths are consistent with and grades are somewhat higher than those encountered in the currently mined areas.

         Total development and diamond drilling expenditures in 1997 are projected at $4,600,000 which will fund 13,300 feet of lateral development and 106,500 feet of diamond drilling. These activities will concentrate on exploration of the West Zone and the main orebody above the 2350 foot level of the mine.

         A 1,100 foot deepening of the No. 2 production shaft, that will facilitate the opening of six new production levels to a depth of 3,780 feet, was approved in September, 1996. The capital costs of the shaft deepening will be approximately $14.5 million. The shaft deepening commenced in December 1996 and is expected to be completed by mid 1998. The No. 2 production shaft is constructed to permit future deepening without interruption of production.

         WEST ZONE EXPLORATION POTENTIAL

         Currently, most of the mining at the Joe Mann Mine is carried out to the east of the No. 2 production shaft. Exploration drilling from surface in 1994, testing the area west of the shaft, discovered significant gold mineralization. The proximity of this zone to the existing shaft, combined with the excess hoisting and milling capacity of the operation, make this an attractive target that could favourably impact both production levels and unit cost at the Joe Mann Mine.

         In April 1995, a $1.35 million underground exploration programme was approved to investigate the West Zone. The programme commenced in June, 1995. An exploration drift along the 1650 foot level encountered gold mineralization 1,820 feet west of the No. 2 production shaft. A 455 foot interval along the drift averaged 0.27 ounces of gold per ton across a 6.0 foot width. The zone was tested both above and below the drift by 197 short drill holes totalling 43,000 feet. To test the depth potential of the West Zone, 18 deep holes were drilled from the 1650 foot level exploration drift. These holes encountered a number of ore grade gold mineralization down to depths of 3,600 feet and also confirmed that the West Zone approaches the shaft at depth. This underground exploration has confirmed that the West Zone has a strong similarity in grade and width to the main producing ore body. In 1997, a second exploration drift is being driven, along the 1825 foot level, 2,200 feet west of the No. 2 production shaft from which 35,000 feet of drilling is planned. Based on the geology and results to date, management believes that there is good potential for a new economic orebody in this area.

         MINING

         Mining is predominantly carried out using the shrinkage stope mining method and currently all stope production comes from above the 2350 foot level. In 1996, 73% of the ore came from the shrinkage stopes, 13% from longhole stoping and 14% from development. .

         During 1992, the No. 2 shaft was deepened to a depth of 2,676 feet. This deepening project opened up four new levels between the 1825 and 2350 foot levels. The production capacity of the No. 2 shaft system is estimated to be 2,000 tons per day assuming 12 hours of hoisting per day. The No. 1 shaft is now inactive, but is maintained to provide standby support for the operation.

         Mining operations in the stopes utilize jackleg drills and high explosives to break the rock. Ore is loaded into five-ton ore cars at stope draw-points and trammed by electric locomotives to an ore pass. Mucked ore is passed through a rock breaker then hoisted to the surface. All production and development ore is hoisted from the No. 2 productiob shaft to the surface. The equipment used in the mining operations is regularly maintained and is in good working order.

         The following table sets out production from the Joe Mann Mine for the past three years:

                                                              JOE MANN MINE
                                                            PRODUCTION SUMMARY
                                                           Year ended December 31
                                      --------------------------------------------------------------
                                         1996                          1995                  1994
                                         ----                          ----                  ----
Tons Milled                              265,600                      282,000               290,000
Gold Grade (oz./ton)                       0.290                        0.252                 0.233
Copper Grade (%)                           0.302                        0.291                 0.232
Gold Produced (ounces)                    70,400                       64,500                61,100
Copper Produced (000's lbs)                1,473                        1,494                 1,200
Operating Costs (1) (US$ per oz.        $    272                     $    284              $    299
of gold)

(1) Operating costs include smelting and refining charges, net of copper and silver by-product credits.


         MILLING

         Ore from the Joe Mann Mine is transported approximately 40 miles by truck to the Corporation's Camchib Mill for processing. The Camchib Mill was commissioned in 1955 and is regularly maintained.

         During 1996, the gold recovery rate at the Camchib Mill which processed ore from the Joe Mann Mine was 93.2% and the copper recovery rate was 96.3% compared to 92.7% and 95.7% respectively in 1995. These higher recovery rates reflect the continuing success of mill improvements made in late 1994. The mill process includes three separate circuits; a gravity circuit, a flotation circuit and a cyanide circuit. Original design capacity at the Camchib Mill was 3,500 tons per day as a flotation mill. The Camchib Mill was modified to include a cyanide circuit. Gold recovered from the gravity and cyanide circuits is formed into dore bars on site and is shipped to the Royal Canadian Mint for refining. The flotation circuit uses standard technology to produce a copper-gold concentrate. The copper-gold concentrate is shipped by rail to Noranda Inc.'s Horne Smelter in Rouyn/Noranda, Quebec for smelting and refining.

         EMPLOYEES

         At the Joe Mann Mine, 260 persons were employed as of December 31, 1996 of whom 202 were covered by collective bargaining agreements with Le Syndicat des Travailleurs-euses de la Mine Meston (CSN) with respect to the mine workers and with Les Metallurgistes Unis d'Amerique (the United Steelworkers of America) with respect to mill workers.

         During 1996 and 1995, there were no material strikes or walkouts at the Joe Mann Mine. On September 14, 1996, the collective bargaining unit at the Joe Mann Mine, represented by CSN, consisting of 174 employees, approved a collective bargaining agreement covering a three year period with wage increases of 0.73% in the first year and 1.22% and in the second and third years. On February 8, 1996, a three year contract was approved by the Metallurgistes Unis d'Amerique covering 28 workers at the Camchib Mill, under which the salary was maintained at current levels for the first year with levels for the second and third years to be increased at the same rate as was agreed to with CSN.

         NET SMELTER ROYALTY

         In May 1993, Meston sold a graduated net smelter return royalty to Repadre Capital Corporation, a subsidiary of Dundee Bancorp Inc., for $3 million cash. The royalty, based on production from the Joe Mann Mine, is 1.8% at gold prices up to Cdn$500 per ounce increasing to 3.6% at gold prices of Cdn$625 per ounce and greater. A 2% royalty is also payable on copper production in excess of 5 million pounds per year and silver production in excess of 1 million ounces per year. For the year end December 31, 1996, $781,000 was paid to Repadre under this agreement compared to $702,000 paid for the year ended December 31, 1995.

THE SANTA GERTRUDIS MINE

         HISTORY

         The previous owner of the Santa Gertrudis Mine, Phelps Dodge Corporation, through its Mexican exploration subsidiary, began to explore the Santa Gertrudis district in 1984. The district was recognized to have potential for sediment-hosted gold in fine-grained chemiclastic rocks similar to the gold deposits of the Carlin trend in Nevada. By April 1986, the first deposit was discovered and as exploration continued, an additional eight deposits were discovered soon thereafter. A preliminary feasibility study was completed in 1987 and the final feasibility study completed in October 1988. In 1989, Compania Minera Santa Gertrudis was formed for the purpose of holding the concessions where deposits had been identified and for the eventual mining of the deposits. The decision to begin production was made in 1989 and facility construction started in May 1990.

         The first shipment of gold precipitate from the initial 2,000 metric tonne of ore per day heap leach facility was made in June 1991. The initial capital investment was US$28.4 million including pre-operating costs of US$5.9 million. In 1992, an expansion was completed increasing mine production to 3,000 metric tonnes of ore per day.

         LOCATION, ACCESS AND INFRASTRUCTURE

         The Santa Gertrudis Mine is located mid-way between Tucson, Arizona and Hermosillo, Sonora, Mexico, 80 miles south of the United States-Mexico border. The property is accessible by road which is paved except for the last 20 miles. The town of Magdalena is located about an hour drive from the site. The Santa Gertrudis Mine consists of a series of open pits, a heap leach facility, a processing plant and associated facilities. In September, 1995, the Santa Gertrudis property was expanded by 27.4 square miles to encompass a total land position of approximately 75 square miles. Approximately half of the new property was acquired through staking with the other half acquired through option agreements that allow the Corporation to earn a 100% interest through staged payments aggregating a maximum of US $1,000,000 over a five year period. During 1996, an additional 12 square miles were added to the land position through staking.

         At the Santa Gertrudis mine, the Corporation's subsidiary Sotula holds both exploration and exploitation concessions. In 1996, to maintain these concessions, Sotula was required either to carry out exploration work or have production amounting to approximately $31.00 per hectare and annual fees were required to be paid. Exploration work and production significantly in excess of the required $600,000 were carried out and an aggregate of $50,000 was paid for taxes on the approximate 22,000 hectare property. The Corporation's planned exploration programmes exceed estimated work requirements in the foreseeable future.

         The mine site includes a diesel power plant, four-bay maintenance shop, warehouse, modern office and telecommunications network, medical building, recovery plant, kitchen, recreational building and residential quarters for employees.

         GEOLOGY

         The gold deposits are generally located within a nine mile by two mile belt of sedimentary rocks that trends northwesterly along the southern range front of Cerro Azul. Mineralization occurs throughout the stratigraphic section; however, economically significant deposits are preferentially hosted by limey siltstone and carbonate rocks. The Santa Gertrudis deposits have strong geological similarities to the deposits in the Carlin trend in Nevada. Mineralized zones are usually completely oxidized and other Carlin features such as siliceous alteration, jasperoid zones, carbonaceous material and low angle thrusting are also present at Santa Gertrudis. Thirty-eight gold deposits and occurrences, including the recent discoveries of La Truena and Greta, have been identified in the District. Additional prospects are in the early stages of exploration.

         MINEABLE RESERVES

         The following table summarizes mineable reserves estimated by management:

                                         SANTA GERTRUDIS MINEABLE RESERVES


                    December 31, 1996            December 31, 1995          December 31, 1994
                                 Grade                        Grade                        Grade
                   Tonnes       g/tonne         Tonnes       g/tonne       Tonnes        g/tonnes
                   ------       -------         ------       -------       ------        --------
Proven           1,287,000       1.87         1,008,000       2.28         861,000         2.21
Probable           291,000       1.46           297,000       1.85         168,000         1.86
                   -------       ----           -------       ----        --------         ----
Total            1,578,000       1.79         1,305,000       2.18       1,029,000         2.15
                 =========       ====         =========       ====       =========         ====

      Production during 1996 was approximately 965,000 tonnes grading 2.06 grams per tonne. Approximately 1,238,000 tonnes of additional proven and probable reserves grading approximately 1.59 grams per tonne were added to ore reserves. This resulted in an overall increase in proven and probable reserves of 273,000 tonnes net of production during the period.

      Since the acquisition of the Santa Gertrudis Mine in July, 1994, based on the ore placed on the leach pads and the gold recovered, a recovery rate of approximately 72% has been experienced and is expected to continue.

OPERATIONS

      Mining is on a continuous, round-the-clock basis with hydraulic shovels, front-end loaders, drills and a fleet of twelve 50-tonne haulage trucks. Two 85-tonne haulage trucks were acquired in 1996 to allow more efficient and lower cost stripping of new deposits. The average mining rate is approximately 32,000 tonnes per day of which approximately 3,000 tonnes is ore representing a strip ratio of 9.8:1. The ore is oxidized and processing utilizes conventional heap leach technology. Approximately 70% of the ore is crushed to minus two inches before delivery to the leach pads and the remaining 30%, representing fines, is amenable to direct delivery to the leach pads. Sodium cyanide solutions are dripped over the ore piles on the leach pads and the gold-enriched solutions are collected in solution ponds. Extraction of the gold from the gold-enriched leach solutions is accomplished by pumping the solutions through a series of carbon columns. The gold is adsorbed onto the carbon that is subsequently transported to the plant for stripping using a hot caustic solution. Zinc dust is added to the gold-laden strip solution to facilitate precipitation of the gold. A filter system collects the gold-rich zinc precipitate which is then dried. The zinc precipitate containing 75 to 90% gold and approximately 5% silver is shipped for final refining.

      During 1996, gold production at Santa Gertrudis was predominantly from the Dora, Maribel, Katman and El Toro pits. All producing pits are within four kilometres of the crusher and leach pads. In 1997, the majority of gold production will be from the Dora, Katman and El Toro deposits with the new La Truena deposit commencing production late in the year. The La Truena deposit is located approximately seven kilometres from the crusher and leach pads. Road construction is expected to cost approximately US$250,000 and is expected to commence in the second quarter of 1997.

      In 1995, feasibility and condemnation work was completed for a Phase IV leach pad to be constructed to the east of the existing Phase I pad. The Phase IV leach pad will provide an additional 2.0 million tonne capacity at a cost of approximately US$500,000. Construction of the Phase IV leach pad is expected to be completed by May 1, 1997.

      The following table sets out production from the Santa Gertrudis Mine for the past three years:

                              SANTA GERTRUDIS MINE
                               PRODUCTION SUMMARY

                                             Year ended December 31
--------------------------------------------------------------------------------
                                    1996                1995             1994
                                    ----                ----             ----
Dry Tonnes leached                 965,000            1,135,000         928,085
Gold Grade (g/tonne)                  2.06                 2.17            1.98
Gold Recovery (%)                     72.5                 72.0            70.5
Gold Produced (ounces)              54,400               55,600          41,570
Cash Operating Costs (1)              $227                 $205            $301
(US$ per ounce of gold)

(1) Operating costs include mining, plant, administration and transportation costs.

Cash operating costs per ounce of gold for 1996 were US$227 compared to US$205 for 1995. This higher cost is primarily attributable to the higher waste to ore strip ratio in 1996.

      EXPLORATION

      The identification of additional ore reserves is a priority at Santa Gertrudis. A team of ten exploration geologists continued a comprehensive exploration programme that began in late 1994. Reconnaissance mapping, prospecting, detailed geological mapping, sampling, drilling and trenching are being systematically applied across the property. In 1996, the exploration programme proved successful in identifying new gold occurrences, new prospective areas and approximately 1,238,000 tonnes of mineable reserves grading 1.59 grams of gold per tonne. These 1,238,000 tonnes are included in the table captioned "Santa Gertrudis Mineable Reserves" on page 12.

In 1996, approximately $5.0 million was spent on exploration and reserve definition on the Santa Gertrudis property. A total of 16,000 metres of drilling in 153 holes tested for extensions to existing deposits and completed reserve definition work in the main mine area. Of an additional 210 drill holes totalling 23,000 metres, approximately 30% tested exploration targets in the main mine area and the remaining 70% tested 18 exploration targets in other parts of the property.

Exploration in 1996 met with success in two key areas, La Truena and Greta. The La Truena deposit was discovered by prospecting at the end of 1995 and a 7,000 metre drill program subsequently identified a 50,000 ounce gold reserve. La Truena consists of three subparallel zones that have been traced a minimum of 450 metres along strike. The gold zones remain open in several directions. Additional exploration drilling is a priority for 1997 on extensions of these zones and on a number of nearby alteration zones.

The Greta area, covering about six square miles, is located 4.5 miles southeast of the current mining operations. Numerous gold showings with values as high as 70 grams of gold per tonne have been identified by mapping and follow-up trenching. In 1996, 39 drill holes totalling 4,300 metres tested 8 individual targets in this area. Of several significant drill intersections, the best include 7.43 grams per tonne over 10.3 metres, 4.68 grams per tonne over 18.0 metres and 9.47 grams per tonne over 4.5 metres. The gold mineralization is associated with jasperoid lenses which are characteristic of Carlin-type gold deposits. Follow-up work is planned for several targets in this area in 1997.

The identification of additional ore deposits remains a priority at Santa Gertrudis. In 1997, with a budget of $4.3 million, the exploration program will include mapping, geochemistry, prospecting, trenching and drilling as well as the integration of airborne geophysical and remote sensing data.

      EMPLOYEES

      The Santa Gertrudis Mine employed 232 persons at December 31, 1996 of whom 151 were covered by a collective bargaining agreement. In April 1996, the Corporation concluded an agreement with the National Union of Miners, Metallurgists and Similar Workers of the Mexican Republic ("Union") for a two year term with the Union representing the employees covered by such agreement which provides for a 22% increase in wages during the first year of the agreement with a wage re-opener after the first year.

THE CERRO QUEMA PROPERTY

      HISTORY

      The Cerro Quema Property was acquired on March 4, 1996. The history of the Property is described above in Items 1 and 2 "Business and Properties" under the caption "General".

      LOCATION, ACCESS AND INFRASTRUCTURE

      The Cerro Quema Property is located approximately 250 km southwest of Panama City, on the southern Azuero Peninsula of Panama. The property is accessible by road and close to hydroelectric power. The regional city of Chitre is approximately 50 km north of the property. Chitre has a population of 35,000 and is served by an airport which has two regular daily flights from Panama City.

      At the Cerro Quema Property, the Corporation's subsidiary, Minera Cerro Quema held exploration concessions covering approximately 20,000 hectares which comprise the Cerro Quema

Property. These exploration concessions were converted to three extraction concessions in February, 1997. Pre-extraction activities, which must commence within one year of the date of the extraction concession, commenced in December, 1996. Under Panamanian mining law, a 2% net smelter return royalty is payable on production. In addition, an annual surface tax of approximately US$1.00 per hectare is also payable.

      GEOLOGY

      The geology at the Cerro Quema Property consists of host volcanic rocks which originally contained pyrite and very low-grade gold. These rocks have been highly weathered to result in a concentration of gold near the surface. The highest grade ore is at the surface, with the grade gradually declining with depth down to the lower limit of the oxidation boundary. Three near-surface oxide deposits, the La Pava, Quema West and Quemita, currently comprise the project, of which the La Pava deposit is the largest. The Quema West and Quemita deposits are adjacent to each other and approximately 2.5 to 3.0 km from the La Pava deposit.

      The local topography consists of steep canyons and narrow ridges with little or no extended flat or gently sloping areas. Below the steeper ridge crests and canyons that form the core of the project area, the topography, although still mountainous, is not as extreme and some wider canyons or valleys and rolling hills are present.

      MINEABLE RESERVES

      In preparing a positive feasibility, the Corporation, in conjunction with its consultants, has carried out a detailed review of the data produced by Cyprus on the property and has completed some confirmation drilling and test work. It is believed that Cyprus spent approximately US$8.5 million on work on the property, including 17,000 metres of reverse circulation drilling and 4,500 metres of diamond drilling. The following table sets out the probable mineable reserves as estimated by the Corporation in the feasibility study.

                                                                       Grade
                                                                       -----
                                    Tonnes                             g/tonne
                                    ------                             -------
                   Probable         8.8 million tonnes                 1.16

      Based on a review of the metallurgy of these ore reserves and proposed mining plans and methods and on test work performed on representative samples taken from the property, the Corporation expects that a stripping ratio of 0.64:1 and gold recoveries of 86% can be achieved in an open pit heap leach operation. The oxidized nature of the gold mineralization accounts for the favourable indicated recoveries.

      MINE FEASIBILITY AND DEVELOPMENT

      In November, 1996, a positive feasibility study was completed and presented to the Board of Directors on the basis of which approval was given to proceed with pre-production development including road construction and preparation of construction tender documents. Following completion of some additional test work and receipt of required permitting and exploitation concessions, final approval for the project was given on February 20, 1997.

      The positive feasibility study estimates the capital costs to develop an open pit heap leach mine capable of producing 50,000 ounces of gold annually at US$32.8 million which includes provisions for contingencies. The capital costs will be funded from available cash and through debt financing, if necessary. Based on existing reserves the feasibility study indicates an estimated minimum mine life of six years.

      Construction and upgrading of the access road commenced in mid-November and was completed in late February, 1997. During the 1997 dry season, which extends from December to April, main construction activities will include the La Pava haul road, earthmoving and levelling of the general plant site area, and initial construction of leach pad pond stability dams and the camp infrastructure. Pre-production mining will commence towards the end of the third quarter of 1997. When production commences, the Cerro Quema Mine will have approximately 170 employees.

EXPLORATION POTENTIAL

      A large portion of the 75 square mile property has only been covered by reconnaissance exploration, usually including stream sediment sampling and rock sampling on exposed ridges. More extensive road access that has been built within the past year will allow for exploration of a number of existing prospective exploration targets. An exploration program is expected to be initiated in mid-1998, once access and infrastructure is in place.

MINERAL EXPLORATION PROPERTIES

      The Corporation has interests in precious and base metal properties in the Chibougamau region of northwestern Quebec, in the State of Sonora, Mexico and in the State of Nevada.

      CHIBOUGAMAU EXPLORATION PROPERTIES

      Meston owns extensive exploration properties in the Chibougamau area, including mining claims and several former producing mines. These former producing mines include the S-3, Lac Chib, Kokko Creek, Quebec Chibougamau and the Main Mine.

      In June 1992, Meston entered into two agreements with the Societe quebecoise d'exploration miniere ("SOQUEM") under which SOQUEM may expend up to $7 million towards exploration programmes on the Meston and Chibougamau properties. During 1995, these agreements were amended to extend their term and increase the expenditures. Under the revised terms, SOQUEM can earn a 50% interest in the 197 claim Meston property (excluding the Joe Mann Mine), in exchange for spending $4.2 million (increased from $4 million) by January 6, 1999 (originally June 1, 1997). SOQUEM can also earn a 50% interest in the Chibougamau properties, which comprises 396 claims and three mining concessions, by spending $3.15 million (increased from $3 million) by January 6, 1998 (originally June 1, 1997). Should SOQUEM not spend the amounts set out above, SOQUEM will earn no interest in the properties. Meston has retained the right of first refusal to treat any ore produced from these properties at its Camchib Mill. If either party fails to fund its pro rata share of expenditures once SOQUEM has earned its 50% interest, the defaulting party will have its interest diluted. If either party's interest is diluted to 15% or lower, such party's interest will automatically revert to a 3% net smelter return.

      From the inception of the programme to December 31, 1996, SOQUEM has spent approximately $2,205,000 million on the Meston property and $2,136,000 million on the Chibougamau properties. The Company is not responsible for sharing expenditures with respect to the referenced properties.

      During 1996, SOQUEM continued surface exploration on both properties consisting of geological mapping, geophysical surveying, stripping and trenching including approximately 19,000 feet of diamond drilling in 22 holes on the Meston property and 15,000 feet of diamond drilling in 12 holes on the Chibougamau properties.

      MEXICAN EXPLORATION PROPERTIES

      In addition to the Santa Gertrudis Mine, Sotula currently holds eight exploration properties covering approximately 3,500 hectares as well as 2,000 hectares under option in Sonora State. During 1996, approximately $600,000 was expended on these gold properties and evaluation of acquisition prospects. Approximately $400,000 is budgeted for exploration outside of the Santa Gertrudis property in 1997.

      WILDCAT PROPERTY

      In January, 1995, Campbell acquired the Wildcat advanced exploration gold property located in Nevada from Lac Minerals (USA), Inc. for US$300,000. This property is located 80 miles northeast of Reno, Nevada. This area will require further drilling to determine whether the project could be economic. Near-surface higher grade oxide material would be amenable to low cost open pit heap leach mining. The Corporation's interest in the Wildcat property consists of 315 mining claims held directly and under lease agreements. Annual federal and county rental/maintenance fees amounted to US$33,000 in 1996. There are no work assessment requirements. Advance royalty payments of US$29,000 per year are payable pursuant to lease agreements. In November, 1996, Campbell entered into an option to purchase agreement with Sagebrush Exploration Inc. pursuant to which Sagebrush may acquire the Wildcat property until November, 1997 for US$650,000.

CAMPBELL FINANCINGS

      On February 8, 1996, the Corporation entered into an underwriting agreement with First Marathon Securities Limited, Nesbitt Burns Inc. and CIBC Wood Gundy Securities Inc. (the "Underwriters") pursuant to which the Corporation sold 18,000,000 Units, each Unit consisting of one Common Share and one-half of a Common Share Purchase Warrant (a "Warrant"). Each whole Warrant entitles the holder to purchase one Common Share for US$1.50 on or before February 26, 1999. The Corporation received approximately US$21,150,000 from the Underwriters net of underwriting fees and before deducting other expenses of sale, from the sale of such securities. The 18,000,000 Common Shares and 9,000,000 Warrants were registered under the Securities Act of 1933 (the "Act"), on a Registration Statement on Form F-10 (Registration No. 333-770). Reference is made to the Prospectus, dated February 9, 1996, contained in said Registration Statement for a description of the details of such offering and to the Warrant Indenture, referred to in such Registration Statement for the terms of the Warrants. The Corporation has separately registered under the Act the 9,000,000 Common Shares issuable upon the exercise of the Warrants pursuant to a Registration Statement on Form F-3 (Registration No.333-1882) which was declared effective on July 25, 1996.

      In July, 1994, concurrent with the acquisition of Santa Gertrudis, the Corporation entered into an underwriting agreement with First Marathon Securities Limited pursuant to which the Corporation sold US$11,005,000 aggregate principal amount of 7 1/2% Convertible Subordinated Debentures (Unsecured) (the "7 1/2% Debentures"). The 7 1/2% Debentures will mature on July 21, 2004, the tenth anniversary of their date of issue. The 7 1/2% Debentures are convertible at the option of the holder into Common Shares at any time prior to maturity at a conversion price of US$0.50 per Common Share. The 7 1/2% Debentures are redeemable for cash at any time after the fifth anniversary of the date of issue and, at the Corporation's option, may be redeemed in Common Shares on the basis of one Common Share for each US$0.50 of 7 1/2% Debenture principal being redeemed. The right of the Corporation to redeem the 7 1/2% Debentures for cash or Common Shares is conditional on the average price of the Common Shares exceeding US$0.50 during a period of 20 consecutive days prior to redemption. The Corporation may, at its option, repay the 7 1/2% Debentures at maturity by issuing Common Shares of the Corporation at the conversion price of US$0.50 per Common Share. At December 31, 1996, debenture holders had converted US$5,414,000 of debenture principal into 10,828,000 Common Shares. Debentures in the amount of US$5,591,000 remain outstanding as of March 14, 1997.

MESTON DEBENTURES AND PREFERENCE SHARES

      During 1991, a predecessor of Meston entered into a corporate restructuring and financing arrangement (the "Financing") in which it issued to a group of Canadian financial institutions $38,000,000 of Guaranteed Subordinate Debentures and Notes (the "Guaranteed Debentures") and $12,000,000 of Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares (the "Preferred Shares") and renounced Canadian development expenses. The Guaranteed Debentures bear interest at varying rates and are repayable upon maturity in 2007. The Preferred Shares are retractable in 2007. In order to secure the obligations in respect of the Guaranteed Debentures and the Preferred Shares, a subsidiary of the Corporation entered into an Interest Rate and Currency Exchange Swap Agreement (the "Swap Agreement") with a major international bank and irrevocably assigned all amounts receivable under the Swap Agreement directly to the investors. The proceeds of the Swap Agreement will be used to make all interest payments, repay the Guaranteed Debentures upon maturity and retract the Preferred Shares. Accordingly, such bank is primary obligor under the Financing. The Guaranteed Debentures are subordinate to all current non-trade and future senior indebtedness of the Corporation and its subsidiary.

ENVIRONMENTAL MATTERS

      The Corporation believes that it and its subsidiaries are currently complying in all material respects with applicable environmental legislation. During 1995, proposed amendments to the Quebec Mining Act relating particularly to rehabilitation and restoration plans came into force. This legislation required that a rehabilitation and restoration plan be submitted for approval within one year of the legislation coming into force and that a financial guarantee be furnished with respect to such plan. The Corporation filed a preliminary rehabilitation and restoration plan on March 9, 1996, and will file additional information required thereunder within the extensions granted by Quebec mining authorities. Annual financial guarantees are required to be filed in connection with the rehabilitation and restoration plan within 15 days of approval of the plan. The Corporation estimates that these annual amounts will range from $95,000 in the first year to $658,000 in the fourth year. The Corporation currently accrues for the estimated site restoration costs at the Joe Mann Mine over the estimated life of the mine. At the Joe Mann Mine, the total cost of completing the work contemplated under the rehabilitation plan filed on March 9, 1996 is estimated at $1,500,000. This work is to be completed over a four year period and as a consequence is not anticipated to have a material effect on the Corporation's financial condition.

      At the Santa Gertrudis Mine in Mexico, general guidelines indicate that total reclamation costs could be approximately $2 million. This estimated cost will be more than exceeded by the salvage value of plant and equipment. The Corporation currently accrues for the estimated site restoration costs at the Santa Gertrudis Mine over the estimated life of the mine.

      On an ongoing basis, environmental compliance costs are not material at the Joe Mann Mine or the Santa Gertrudis operation.

      At the newly acquired Cerro Quema Property in Panama, the feasibility study indicates rehabilitation costs of up to US$2,000,000 which will be covered by the salvage value of the plant and equipment. Three environmental studies were filed. A Preliminary Evaluation and an Environmental Reconnaissance study were filed by the previous owner and an Environmental Viability study was filed by the Corporation and was approved in December, 1996. Based on current legislation and the recent experience of other mining projects, the Corporation believes that environmental compliance can be achieved without material impact on the economics of the Project.

RISK FACTORS

      MINING RISKS

      The Corporation is subject to the risks typical in the mining business including uncertainty of success in exploration and development; operational risks including unusual and unexpected geological formations, rock bursts, particularly as mining moves into deeper levels, cave-ins, flooding and other conditions involved in the drilling and removal of material as well as environmental damage and other hazards; risks that intended production schedules or estimated costs will not be achieved; and risks of fluctuations in the price of gold and currency exchange rates.

      The Cerro Quema Property is a low grade open pit heap leach project located in a region of steep topography which experiences seasonally heavy rainfall. While the rainfall has been taken into account in preparing the feasibility study, and the Corporation believes that its impact on the project can be managed; there can be no assurance that excessive rainfall will not have an unforeseen negative impact on the construction schedule, operating conditions, recovery rates or environmental compliance.

      While the feasibility study for the Cerro Quema project was carefully prepared by experienced engineers and advisors, no assurance can be given that the Cerro Quema Project will be completed as contemplated in the feasibility study for the estimated costs or within the estimated time schedule. Also no assurance can be given that the intended production schedule or estimated operating costs can be achieved. While appropriate testing has been carried out by the Corporation and its independent mining experts, there can be no assurance that recovery rates achieved in small scale laboratory tests will be achieved under onsite conditions or in production scale leaching.

      Gold prices are subject to volatile price movements over short periods of time and are affected by numerous factors, all of which are beyond the Corporation's control, including expectations for inflation, levels of interest rates, the demand for gold, global or regional political, economic and banking crises and production rates in major gold producing regions. The demand for and supply of gold also affect gold prices but not in the same manner as those of the vast majority of other commodities. The aggregate effect of these factors is impossible to predict.

      If the Corporation's realization on gold sales were to decrease significantly and remain at such a level for any substantial period, the Corporation could determine that it is not economically feasible to continue commercial production. The operating costs per ounce of gold produced from the Corporation's operations are set forth under "Business and Properties" on pages 9 and 13 herein.

      The figures for ore reserves presented herein are estimates and no assurance can be given that the anticipated tonnages and grades will be achieved or the indicated level of recovery realized. As well, lead times required for pit preparation and development in open pit mining operations can affect production schedules. Gold price fluctuations may render ore reserves containing relatively lower grades of gold mineralization uneconomic. Moreover, short-term operating factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of new or different ore grades, may cause the Corporation to be unprofitable in any particular accounting period.

      The Corporation carries insurance to protect against certain risks in such amounts as it considers adequate. Risks not insured against include environmental pollution, mine flooding, landslides or other natural hazards relating to climate or topography as well as other hazards which cannot be insured against or which the Corporation may elect not to insure against.

      COMPETITION

      The Corporation competes with other mining companies in connection with the acquisition of mining claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified employees.

      There is significant competition for the limited number of gold acquisition opportunities in North America and Latin America. As a result of this competition, some of which is with companies with greater financial resources than the Corporation, the Corporation may be unable to continue to acquire attractive gold mining properties on terms it considers acceptable.

      Since there is a world market for gold, the Corporation believes that no single company has sufficient market power to materially affect the price or supply of gold in the world market.

      RISKS OF FOREIGN OPERATIONS

      The operations at Santa Gertrudis and Cerro Quema are subject to the federal, state and local laws of Mexico and Panama, respectively, including laws and regulations relating to mining operations, environmental protection and reclamation, labour relations and safety, land acquisition and mineral tenure, expropriation of property and taxation and repatriation of profits. Future changes in these laws or regulations or in their application are beyond the control of the Corporation and may adversely affect its operations.

      The Corporation believes the present attitude of the Mexican government toward foreign investment and the mining industry is favourable. However, in view of recent political and economic events in Mexico, including political assassinations, currency devaluation, inflation and domestic banking failures, investors should consider the risks associated with projects in Mexico.

      Over the last few years, Panama has modified its laws relating to mining and the taxation of mining operations to stimulate foreign and local investment in the mining sector. These include provisions that permit the duty-free importation of all equipment, spare parts and materials required for mining operations and the duty-free export of all minerals produced. There is an income tax rebate for income from any mine commencing production before February, 1998 equal to 20% of the tax that would otherwise be payable and which results in an effective tax rate of approximately 28% (subject to a further 6% withholding tax on dividends paid from Panama). The Corporation views these legislative changes as reflecting an increasingly supportive regulatory climate for mining investment in Panama.

ITEM 3.  LEGAL PROCEEDINGS

      In 1994, Sotula received income tax reassessments claiming payment of income taxes relating to income earned in 1988 and 1989. At December 31, 1995, the total amount claimed, including interest, penalties and inflationary adjustments was approximately Mexican pesos 5,100,000. The Corporation believed that these reassessments were improperly issued and the subsidiary appealed the reassessments. In connection with the appeal, the Corporation pledged Mexican pesos 5,200,000 (Canadian $920,000), which amount was included in cash and short-term deposits at December 31, 1995, to secure a bond posted with the tax authorities as security for the potential liability of the reassessments. During 1996, Sotula was successful in its appeal of these reassessments and the security was released.

      During 1996, the Corporation's Mexican subsidiary received import duty assessments claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. The claim against the subsidiary's assets and the additional amount payable arose as a result of the subsidiary not presenting certain import documentation to tax authorities by a prescribed date in connection with their audit of imports of the claimed machinery and equipment during 1990 and 1991 when the mine was not owned by the Corporation. The Corporation, which has all of the required documentation, has not provided for these amounts in its financial statements on the basis of professional advice received indicating the basis for these assessments to be weak and accordingly has appealed the assessments on March 5, 1997 before the Local Tax Legal Administration for Revenues in Nogales, Sonora.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter, no matters were submitted to the shareholders for approval through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET PRICE RANGES FOR COMMON SHARES

      Information relating to the market prices for the Common Shares appears on page 32 of the 1996 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this document. On March 14, 1997 the closing price of the Common Shares on The Toronto Stock Exchange was $1.15 and on the New York Stock Exchange was US $0.875 as reported by the Globe and Mail.

SHAREHOLDERS

      As of March 14, 1997, Campbell had 13,298 common shareholders of record.

DIVIDEND RECORD AND POLICY

      The Corporation has not paid a dividend on its common shares since 1984. The Corporation's policy is to retain earnings to finance future growth. Dividends on the common shares paid to non residents of Canada will generally be subject to withholding tax under the Income Tax Act (Canada) at the rate of 25%. Such rate may be subject to reduction under the provisions of a tax treaty between Canada and the country in which the recipient is resident. The Canada-U.S. Income Tax Convention (1980) provides for a general reduction in the rate of withholding tax to 15% on dividends paid on shares of a corporation resident in Canada (such as the Corporation) to a resident of the United States, and also provides for a further reduction to 10% where the beneficial owner of the dividend is a corporation, resident in the United States, which owns at least 10% of the voting shares of the corporation paying the dividend, which figure is reduced to 6% for dividends paid in 1996 and 5% for dividends paid after 1996.


ITEM 6.  SELECTED FINANCIAL DATA

      Information relating to this item appears on page 31 of the 1996 Annual Report to Shareholders which is incorporated herein by reference and is filed as
Exhibit 13.1 to this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information relating to this item appears on pages 15 and through 19 of the 1996 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this document.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information relating to this item appears on pages 20 through 31 of the 1996 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no disagreements on accounting and financial disclosure that require mention in this Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information relating to the Directors of Campbell is set out in the Election of Directors section of the Proxy Circular in connection with the 1997 Annual Meeting of Shareholders scheduled for April 24, 1997 which is incorporated herein by reference and is filed as Exhibit 20.1 to this document.

EXECUTIVE OFFICERS OF REGISTRANT

      The executive officers of the Corporation, together with the offices of the Corporation held by them, their ages and their experience since January 1, 1992, is set out below:

                                           Years in        Other Position and                  Age
                                           --------        ------------------                  ---
Name                   Office              Office          Business Experience
----                   ------              ------          -------------------
John O. Kachmar        President and          6            Certified Management                60
                       Chief Executive                     Accountant. Prior to August
                       Officer of the                      1993, President of Northgate
                       Corporation                         Exploration Limited; prior to
                                                           May 1992, Executive Vice
                                                           President of Northgate
                                                           Exploration Limited; Toronto,
                                                           Ontario, mining companies



Lorna D.               Vice President,        9            Lawyer. Vice President,             45
MacGillivray           Secretary and                       Secretary and General Counsel
                       General Counsel                     of the Corporation; prior to
                                                           August 1993, Vice President
                                                           and Secretary of the
                                                           Corporation, Northgate
                                                           Exploration Limited, and
                                                           Sonora Gold Corp., Toronto,
                                                           Ontario, mining companies.

Paul J. Ireland        Vice President,        2            Chartered Accountant.  Prior        39
                       Finance                             to September 1994, Manager
                                                           of Special Projects, Polaris
                                                           Realty (Canada)Limited,
                                                           Toronto, Ontario, real estate
                                                           company; prior to August
                                                           1992, Senior Manager KPMG
                                                           Peat Marwick Thorne,
                                                           Toronto, Ontario, independent
                                                           audit firm.

Gary A. Cohoon         Vice President,        1            Geologist. Prior to November        48
                       Exploration                         1995, General Manager,
                                                           Exploration and Development
                                                           of the Corporation; prior to
                                                           December 1993, independent
                                                           geological consultant.

      There are no family relationships existing among any of the executive officers, directors, or nominees for same of the Corporation.

      As a foreign private issuer pursuant to Rule 3a12-3 under the Securities Exchange Act of 1934 ("Exchange Act"), the registrant is not subject to Section 16 of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

      Information required under this item not set out below is set out in the Proxy Circular in connection with the 1997 Annual Meeting of Shareholders which is incorporated herein by reference and is filed as Exhibit 20.1 to this document.

Fiscal Year-End Option/SAR Values

      The table below sets forth the fiscal year-end value of unexercised options and stock appreciation rights (SARs) for each of the executive officers named in the Summary Compensation Table set out in the Proxy Circular in connection with the 1997 Annual Meeting of Shareholders.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     Individual Grants                                      Potential Realizable Value At
                                                                                            Assumed Annual Rates of
                                                                                            Stock Price Appreciation for
                                                                                            Option Term
                          Number of        Percent of        Exercise or
                          Securities       Total             Base Price
                          Underlying       Options/SARs        ($/Sh)
                          Option/SARs      Granted To            (d)        Expiration
                          Granted (#)      Employees In                        Date
                                (b)        Fiscal Year                         (e)
Name  (a)                                         (c)                                          5% ($)            10% ($)
                                                                                                 (f)               (g)
John O. Kachmar           350,000(1,2)     19%               $1.48          15/08/2001      $140,000          $315,000
President & CEO

Lorna D.                  150,000 (1)      8%                $1.48          15/08/2001      $60,000           $135,000
MacGillivray
V. P., Secretary &
General Counsel

Paul J. Ireland           150,000 (1)      8%                $1.48          15/08/2001      $60,000           $135,000
V. P., Finance

Gary A. Cohoon            100,000 (1)      5%                $1.48          15/08/2001      $40,000           $90,000
V. P., Exploration

NOTES:

(1) These options were granted on August 14, 1996 and are for a term for 5 years. The options are exercisable as to 25% immediately with 25% becoming exercisable cumulatively on each of the first, second and third anniversary date of the grant.

(2) Excludes options to acquire 100,000 Common Shares granted during 1996 under the Directors' Stock Option Plan.

(3) The exercise price represents the average of the closing prices of the Corporation's Common Shares on The Toronto Stock Exchange during the five days prior to the date of grant.

Performance Graph

      The line graph set forth below provides a comparison of the registrant's cumulative shareholder return on its Common Shares against the cumulative total shareholder return of the TSE 300 Stock Index and The TSE Gold and Precious Metals Index . Such shareholder return is the sum of the dividends paid and the change in the price of stock, and assumes $100 invested on December 31, 1991 in the registrant's Common Shares, the TSE 300 Stock Index and the TSE Gold & Precious Metals Index.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
         BETWEEN CAMPBELL RESOURCES INC., THE TSE 300 INDEX AND GOLD AND
                              PRECIOUS METALS INDEX

                                [GRAPH]



                            Dec 31,       Dec 31,     Dec 31,     Dec 31,     Dec 31,     Dec 31,
                             1991          1992        1993        1994        1995        1996
                           ---------     ---------   ---------   ---------   ---------   ----------
CCH Stock Price             100            82.61       191.3       167.39      286.96       271.74
TSE 300 Composite           100            98.57       130.65      130.42      149.37       191.71
Gold and Silver             100           107.61       221.02      199.43      218.23       238.22


 *$100 INVESTED ON 12/31/91 IN STOCK OF INDEX - INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

      Information required under this item not set out below is set out in the Proxy Circular, in connection with the 1997 Annual Meeting of Shareholders which is incorporated herein by reference and is filed as Exhibit 20.1 to this document.

      The following table lists the number of shares of Common Shares beneficially owned by each executive officer listed in the table under the caption "Executive Compensation". The percentage ownership calculation for each owner has been made on the basis that there are outstanding 150,357,876 Common Shares.

      Name                          Number of Shares       % of Class
      ----                          ----------------       ----------
John O. Kachmar                        125,000 (1)             < 1%
Lorna D. MacGillivray                   56,051 (2)             < 1%
Paul J. Ireland                         16,638 (3)             < 1%
Gary A. Cohoon                          14,854 (4)             < 1%
Four executive officers
as a group                             212,543 (5)             < 1%

(1) Excludes 1,350,000 Common Shares subject to option, of which 1,037,500 are currently exercisable or exercisable within the next 60 days.
(2) Excludes 400,000 Common Shares subject to option, of which 237,500 are currently exercisable or exercisable within the next 60 days.
(3) Excludes 300,000 Common Shares subject to option of which 150,000 are currently exercisable or exercisable within the next 60 days.
(4) Excludes 325,000 Common Shares subject to option of which 137,500 are currently exercisable or exercisable within the next 60 days.

(5) Excludes 2,375,000 Common Shares subject to option of which 1,562,500 are currently exercisable or exercisable within the next 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


      No reportable transactions or relationships involving the registrant and any of its directors or officers existed during the last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

    (a)  Documents filed as part of this Report:

1.    FINANCIAL STATEMENTS

      Auditors' Report

      Consolidated Balance Sheets as at December 31, 1996 and 1995

      Consolidated Statements of Income -
      Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Retained Earnings (Deficit) -
      Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows -
      Years Ended December 31, 1996, 1995 and 1994

      Notes to the Consolidated Financial Statements


2.    FINANCIAL STATEMENT SCHEDULES

(a)   None

(b)   REPORTS ON FORM 8-K

There were no reports on Form 8-K filed in the fourth quarter of 1996. During the first quarter of 1997, the Corporation filed a Current Report on Form 8-K dated February 21, 1997.

(c)   EXHIBITS

References to A refer to documentation previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.

References to B refer to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

References to C refer to documents previously filed as an exhibit to Campbell's registration statement on Form S-8 (Registration No. 33-28296) and incorporated herein by reference.

References to D refer to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

References to E refer to documents previously filed as an exhibit to Campbell's Current Report on Form 8-K dated February 28, 1996 and incorporated herein by reference.

References to F refer to documents previously filed as an exhibit to Campbell's Current Report on Form 8-K dated March 28, 1996 and incorporated herein by reference.

References to G refer to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1995 dated April 12, 1996 and incorporated herein by reference.

3                 Articles of Incorporation and By-Laws
                  -------------------------------------

3.1               Articles of Continuance dated September 7, 1982 (A)

3.2               Articles of Amendment dated November 1, 1982 (A)

3.3               Articles of Amendment dated April 15, 1983 (A)

3.4               Articles of Amendment dated June 8, 1983 (A)

3.5               Articles of Amendment dated September 13, 1983 (A)

3.6               Articles of Amendment dated January 31, 1984 (A)

3.7               Articles of Amendment dated November 8, 1984 (A)

3.8 Articles of Amendment constituted by special resolution of shareholders dated November 7, 1984 (A)

3.9               Articles of Amendment dated September 11, 1985 (A)

3.10              Articles of Amendment dated December 2, 1987 (A)

3.11              By-Law No. 1 as amended and as in effect on the date hereof
                  (A)

3.12              Amendment of By-Law No. 1 (A)

4                 Instruments Defining the Rights of Security Holders Including
                  -------------------------------------------------------------
                  Indentures
                  ----------

4.1 Trust Indenture made as of July 21, 1994 between the Corporation and Montreal Trust Company of Canada regarding the 7 1/2% Convertible Subordinated Debentures (B)

4.2 Warrant Indenture made as of February 21, 1996 between the Corporation and Montreal Trust Company of Canada, as Warrant Trustee, regarding the Common Share Purchase Warrants (E)

10                Management Contracts and Compensatory Plans and Arrangements
                  ------------------------------------------------------------

10.1              The Corporation's Employee Incentive Plan (C)

10.2 Amended Employment agreement dated December 1, 1994 between the Corporation and John O. Kachmar (B)

10.3 Amended Employment agreement dated December 1, 1994 between the Corporation and Lorna D. MacGillivray (B)

10.4 Amended Employment agreement dated December 10, 1996 between the Corporation and Paul J. Ireland

10.5 Consulting agreement dated November 12, 1993 between the Corporation and Francis S. O'Kelly (D)

10.6              Directors' Stock Option Plan (D)

Material Contracts
------------------

10.7 Royalty Agreement with Repadre Capital Corporation made as of April 23, 1993 (D)

10.8 Stock Purchase Agreement dated July 6, 1994 between the Corporation, Sotula Gold Corp., Sonoran Mining Corporation and Compania Minera Zapata S. de R.L. de C.V. relating to the purchase of Santa Gertrudis (B)

10.9 Bullion Dealing Master Agreement and Security Agreement between the Corporation and Citibank dated February 24, 1995 regarding forward gold sales (B)

10.10 Asset Purchase Agreement dated January 27, 1995 between Campbell Gold Exploration Inc. and Lac Minerals (USA), Inc. regarding the Wildcat Property. (B)

10.11 Underwriting Agreement, dated February 8, 1996, between the Corporation and First Marathon Securities Limited, Nesbitt Burns Inc. and CIBC Wood Gundy Securities Inc. regarding the public offering of common shares and common share purchase warrants. (E)

10.12 Purchase and Sale Agreement dated March 4, 1996 between Cyprus Exploration and Development Corporation, Campbell Resources Inc. and Compania de Exploracion Mineral, S.A. (F)

13.1 Certain Portions of the Annual Report to the Shareholders for the year ended December 31, 1996 contained on pages 15 to 32 inclusive.

20.1 Proxy Circular dated March 13, 1997 in connection with the 1997 Annual Meeting of Shareholders scheduled to be held on April 24, 1997.

21.1              Significant subsidiaries.

23.1              Consent of KPMG.

27.1              Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMPBELL RESOURCES INC.



Dated: March 26, 1997                     By:/s/JOHN O. KACHMAR
                                          ---------------------
                                          John O. Kachmar
                                          President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                      Title                                      Date
---------                                      -----                                      ----

 /s/ JOHN O. KACHMAR                           Principal Executive Officer           March 26, 1997
--------------------------------
John O. Kachmar, President and
Chief Executive Officer and Director

 /s/ PAUL J. IRELAND                           Principal Financial and               March 26, 1997
--------------------------------               Accounting Officer
Paul J. Ireland, Vice President,
Finance

 /s/ JAMES D. BEATTY                                                                 March 26, 1997
--------------------------------
James D. Beatty, Director

 /s/ GRAHAM G. CLOW                                                                  March 26, 1997
--------------------------------
Graham G. Clow, Director

 /s/ ROD P. DOUGLAS                                                                  March 26, 1997
--------------------------------
Rod P. Douglas, Director

 /s/ JAMES C. McCARTNEY                                                              March 26, 1997
--------------------------------
James C. McCartney, Q.C.
Chairman and Director

 /s/ DONALD R. MURPHY                                                                March 26, 1997
--------------------------------
Donald R. Murphy, Director

Francis S. O'Kelly                                                                   March 26, 1997
--------------------------------
Francis S. O'Kelly, Director

 /s/ G.E."KURT" PRALLE                                                               March 26, 1997
--------------------------------
G.E."Kurt" Pralle, Director

 /s/ JAMES D. RAYMOND                                                                March 26, 1997
--------------------------------
James D. Raymond, Director

                             CAMPBELL RESOURCES INC.
                                 1996 FORM 10-K
                                  EXHIBIT INDEX

10.4 Amended Employment agreement dated December 1, 1996 between the Corporation and Paul J. Ireland (7 pages)

13.1 Certain portions of the 1996 Annual Report to Shareholders contained on pages 15-32 inclusive (19 pages)

20.1 Notice and Proxy Circular dated March 13, 1997 in connection with the 1996 Annual Meeting of Shareholders scheduled to be held on April 24, 1997 and Form of Proxy (20 pages)

21.1        Significant subsidiaries

23.1        Consent of KPMG

27.1        Financial Data Schedule