Form 10-Q
period 1997-03-31
CAMPBELL RESOURCES INC /NEW/
filed 1997-05-15
CIK 718053

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------


                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended MARCH 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from         to
                          Commission File Number 1-8488

                             CAMPBELL RESOURCES INC.
             (Exact Name of registrant as specified in its charter)

                   Under the Canada Business Corporations Act
                         (Jurisdiction of Incorporation)

               I.R.S. Employer Identification No - Not Applicable

                        120 ADELAIDE ST. WEST, SUITE 1910
                         TORONTO, ONTARIO M5H 1T1 CANADA
                           TELEPHONE - (416) 366-5201
   (Address, including zip code, and telephone number including area code of registrants principal executive offices)

                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.         YES  X   NO
                                  ---     ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

         Shares Outstanding as of March 31,1997, 150,387,394 Common Shares, without par value

================================================================================

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                   Page
                                                                                                   ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Unaudited Consolidated Balance Sheets as at March 31, 1997 and
           December 31, 1996................................................................         3

           Unaudited Consolidated Statements of Income for the Three Months
           Ended March 31, 1997 and 1996....................................................         4

           Unaudited Consolidated Statements of Retained Earnings for the Three
           Months Ended March 31, 1997 and 1996.............................................         4

           Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 1997 and 1996..........................................................         5

           Notes to the Unaudited Consolidated Financial Statements ........................         6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................................        10

PART II.   OTHER INFORMATION:

ITEM 1.    Legal Proceedings................................................................        13

ITEM 2.    Changes in Securities............................................................        13

ITEM 3.    Defaults Upon Senior Securities..................................................        13

ITEM 4.    Submission of Matters to a Vote
           of Security Holders..............................................................        13

ITEM 5.    Other Information................................................................        13

ITEM 6.    Exhibits and Reports on Form 8-K.................................................        13

           SIGNATURES.......................................................................        14

CAMPBELL RESOURCES INC.
(Incorporated under the laws of Canada)

UNAUDITED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                     MARCH 31      December 31
                                                       1997            1996
                                                     -------------------------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                         $ 48,109        $ 55,302
Receivables                                             8,179           8,270
Inventories                                             9,093           9,134
Prepaids                                                  751             749
                                                     ------------------------
    Total current assets                               66,132          73,455
                                                     ------------------------

OTHER ASSETS                                            1,085           1,271
                                                     ------------------------

NATURAL RESOURCE PROPERTIES                           159,373         149,879
Less accumulated depreciation and amortization        (62,745)        (59,307)
                                                     ------------------------
                                                       96,628          90,572
                                                     ------------------------

    Total assets                                     $163,845        $165,298
                                                     ========================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     $  4,385        $  5,504
Accrued liabilities                                     2,800           2,337
Income taxes payable                                       86              94
                                                     ------------------------
    Total current liabilities                           7,271           7,935
                                                     ------------------------

OTHER LIABILITIES                                         881             881

CONVERTIBLE DEBENTURES (Note 3)                         7,740           7,657

DEFERRED MINING TAXES                                   6,667           6,767

SHAREHOLDERS' EQUITY
Capital stock (Note 2)                                120,709         118,605
Foreign currency translation adjustment                  (342)           (248)
Retained earnings                                      20,919          23,701
                                                     ------------------------
    Total shareholders' equity                        141,286         142,058
                                                     ------------------------

    Total liabilities and shareholders' equity       $163,845        $165,298
                                                     ========================

Commitments and contingencies (Note 4)

CAMPBELL RESOURCES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of Canadian dollars except per share amounts)

                                                 Three months ended
                                                 ------------------
                                                      March 31
                                                      --------
                                                 1997           1996
                                                 ----           ----
METAL SALES                                    $12,289        $18,397
                                               ----------------------
EXPENSES
  Mining                                        11,647         11,333
  General administration                           740            637
  Depreciation and amortization                  2,161          2,638
  Exploration                                    1,065            562
                                               ----------------------

                                                15,613         15,170
                                               ----------------------

Income (loss) from operations                   (3,324)         3,227

Other income (expense)
  Interest income                                  671            569
  Foreign exchange loss                            (31)           (35)
  Convertible debenture interest expense          (149)          (212)
                                               ----------------------
                                                   491            322
                                               ----------------------

Income (loss) before income taxes               (2,833)         3,549

Income tax provision                               (51)            83
                                               ----------------------

NET INCOME (LOSS)                              $(2,782)       $ 3,466
                                               ======================

EARNINGS (LOSS) PER SHARE                      $(0.019)       $ 0.024
                                               ======================


UNAUDITED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Expressed in thousands of Canadian dollars)

                                               1997           1996
                                               ----           ----
Balance at beginning of period                 $23,701        $14,689
Net income (loss)                              (2,782)         3,466
                                               ----------------------

Balance at end of period                       $20,919        $18,155
                                               ======================

CAMPBELL RESOURCES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of Canadian dollars)

                                                             Three months ended
                                                             ------------------
CASH PROVIDED BY (USED IN):                                       March 31
                                                                  --------
                                                             1997            1996
                                                             ----            ----
OPERATING ACTIVITIES
Net income (loss)                                         $ (2,782)       $  3,466
Items not involving cash
  Depreciation and amortization                              2,161           2,638
  Deferred mining taxes                                       (100)
  Other                                                        918            (121)
                                                          ------------------------
                                                               197           5,983
Net change in non-cash operating working capital              (534)         (1,898)
                                                          ------------------------
                                                              (337)          4,085
                                                          ------------------------

FINANCING ACTIVITIES
Issues of capital stock                                      2,104          33,266
Reduction of convertible debentures                                         (2,916)
                                                          ------------------------
                                                             2,104          30,350
                                                          ------------------------

INVESTMENT ACTIVITIES
Expenditures on natural resource properties                 (9,219)         (1,991)
Acquisition of Cerro Quema gold project                                    (13,160)
Decrease in other assets                                       186             217
                                                          ------------------------
                                                            (9,033)        (14,934)
                                                          ------------------------

Effect of exchange rate change on cash
    and short-term deposits                                     73             (53)
                                                          ------------------------

Increase (decrease) in cash and short-term deposits         (7,193)         19,448
Cash and short-term deposits at beginning of period         55,302          32,271
                                                          ------------------------

Cash and short-term deposits at end of period             $ 48,109        $ 51,719
                                                          ========================

CHANGES IN NON-CASH WORKING CAPITAL
  Receivables                                             $     91        $ (1,323)
  Inventories and prepaids                                      39            (550)
  Accounts payable                                          (1,119)             36
  Accrued liabilities                                          463             (31)
  Income taxes payable                                          (8)            (30)
                                                          ------------------------
                                                          $   (534)       $ (1,898)
                                                          ========================

CAMPBELL RESOURCES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 1997

(Tabular amounts are expressed in thousands of Canadian dollars)

1--GENERAL

These Unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim period presented. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada which, except as described in note 5, conform in all material respects with accounting principles generally accepted in the United States.

The results of operations for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

2--CAPITAL STOCK

Changes in the issued and outstanding common shares for the three months are as follows (in thousands):

                                                          1997                       1996
                                                 ---------------------       ---------------------
                                                 Shares         Amount       Shares         Amount
                                                 ------         ------       ------         ------
Common shares:
Balance at beginning of period                   148,588       $118,605      124,466       $ 85,040
Issued:
  Conversion of convertible debentures                                         4,474          2,916
  Public issue for cash                                                       18,000         28,708
  Issued to CEMSA                                  1,770          2,071          730          1,256
  Employee Incentive Plan and
  Directors' Stock Option Plan                        29             33          424            386
                                                 -------       --------      -------       --------

Balance at March 31                              150,387       $120,709      148,094       $118,306
                                                 =======       ========      =======       ========

In March, 1997, the Company issued 730,000 common shares from treasury at $1.17 per share as part of the final payment to purchase the right of first refusal to acquire the Cerro Quema gold project in Panama. This right was purchased in January, 1996 and exercised in March, 1996. In March, 1997 the Company also issued 1,040,000 common shares from treasury at $1.17 per share as payment to the former holder of the right of first refusal ("CEMSA") for the reduction in the precious metals net smelter royalty on the Cerro Quema property from 3.5% to 2%.

As of March 31, 1997, in addition to the shares reserved for issuance under the terms of the common share purchase warrants and convertible debentures there were outstanding stock options under the Directors Stock Option Plan and the Employee Incentive Plan to purchase 6,988,000 common shares at prices ranging from $0.57 to $1.48 per share with such options expiring at various dates to December 11, 2001.

Earnings per share have been calculated using the weighted average number of shares outstanding during the three months which was 148,888,000 (1996 - 143,153,000).

3 -- CONVERTIBLE DEBENTURES

In July 1994, the Company issued US$11,005,000 of 7.5% Convertible Subordinated Debentures (Unsecured). The debentures are unsecured, bear interest at 7.5% payable in arrears on June 1 and December 1 each year and mature on July 21, 2004. The debentures are convertible at the option of the holder into Common Shares of the Company at any time prior to maturity at a conversion of US$0.50 per Common Share. The debentures are redeemable for cash at any time after the fifth anniversary of the date of issue or, at the Company's option, may be redeemed in Common Shares on the basis of one Common Share for each US$0.50 of debenture principal being redeemed. The right of the Company to redeem the debentures for cash or Common Shares is conditional on the average price of the Common Shares exceeding US$0.50 during a period of 20 consecutive days prior to notice of redemption. The Company may, at its option, repay the debenture at maturity by issuing Common Shares of the Company at the conversion price of US$0.50 per Common Share.

During the three months ended March 31, 1997, debenture holders converted nil (1996 - US$2,237,000) of debenture principal into nil (1996 - 4,474,000) Common Shares of the Company resulting in a balance outstanding at March 31, 1997 and December 31, 1996 of US$5,591,000.

4--COMMITMENTS AND CONTINGENCIES

(a) At March 31, 1997 the Company's hedging program consisted of the following:

                                                                      1997      1998      1999      2000       2001       2002
                                                                      ----      ----      ----      ----       ----       ----
         Gold (ounces):
         Fixed forward contracts - amount                                                         17,500
                                 - average price (US$)                                           $   448
         Puts (purchased)        - amount                           22,500    30,000    17,200     8,400
                                 - average price (US$)             $   380   $   405   $   405   $   405
         Calls (sold)            - amount                                                                    33,200     20,000
                                 - average price (US$)                                                      $   440    $   440
         Participating forwards  - amount                                                25,000   20,000
                                 - average price (US$)                                 $    434  $   450
         Copper (000's pounds):
         Fixed forward contracts - amount                              990       660
                                 - average price (US$)             $  0.95   $  0.95

(b) At March 31, 1997 the Company had sold forward US$5,200,000 to purchase Canadian dollars during 1997 at an average rate of Cdn$1.35 to the US dollar.

(c) The Company's Joe Mann mine is subject to a graduated net smelter return royalty increasing from 1.8% up to a gold price of Canadian $500 per ounce to 3.6% at a gold price of Canadian $625 per ounce.

(d) During 1996, the Company's Mexican subsidiary received import duty assessments claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. The claim against the subsidiary's assets and the additional amount payable arose as a result of the subsidiary not presenting certain import documentation to tax authorities by a prescribed date in connection with their audit of imports of the claimed machinery and equipment during 1990 and 1991 when the mine was not owned by the Company. The Company, which has all of the required documentation, has appealed the assessments and has not provided for these amounts in the financial statements.

(e) During 1991, a subsidiary of the Company entered into a corporate restructuring and financing arrangement ("Arrangement") in which it issued to a group of Canadian financial institutions $38,000,000 of Guaranteed Subordinate Debentures and Notes ("Debentures") and $12,000,000 of Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares ("Preferred Shares"). The Debentures are unsecured, subordinate to all existing non-trade debt and future senior debt, bear interest at varying rates, are repayable upon maturity in 2007, and cannot be prepaid. The Preferred Shares are redeemable at any time at an amount of $240,000 per Preferred Share, rank equally and parri passu with the common shares for dividends when declared, and are retractable in 2007. In order to secure the performance of the Debentures and Preferred Shares the Company's subsidiary entered into an Interest Rate and Currency Exchange Swap Agreement ("Swap Agreement") with a major international bank. The Swap Agreement provides for the conversion of one floating rate interest basis to another and for differences in the timing of payments so as to match the interest payment requirements under the Debentures, repay the Debentures upon maturity and retract the Preferred Shares. All payments are denominated in Canadian dollars. The Company's subsidiary placed Canadian dollar deposits with the counterparty to the Swap agreement which deposits have been charged to secure the performance under the Swap agreement. These deposits earn interest at Canadian Bankers Acceptance rates. The Swap Agreement was irrevocably assigned directly to the investors. Accordingly the bank is the primary obligor under the Arrangement.

5--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING
   PRINCIPLES

The effect on the financial statements of differences between generally accepted accounting principles (GAAP) in Canada and the U.S. is outlined below:

(a) Under Canadian GAAP the Company uses the deferral method of accounting for deferred income taxes whereas under U.S. GAAP the liability method is used. The effects on the consolidated statements of income of the above differences are as follows:

                                                                      Three months ended March 31
                                                                           1997         1996
                                                                         -------     --------
         Net income (loss) under Canadian GAAP                           $(2,782)    $  3,466
         Application of liability method under FAS 109                        --       (1,220)
                                                                         -------     --------
         Net income  (loss) under U.S. GAAP                              $(2,782)    $  2,246
                                                                         -------     --------

         Net income (loss) per share under U.S. GAAP                     $(0.019)    $  0.016
                                                                         -------     --------

(b) Under Canadian GAAP, the issuance of common shares on the conversion of convertible debentures and as part of the purchase consideration for the acquisition of the Cerro Quema project and as consideration for the reduction in the royalty thereon has been reflected as a financing activity in the consolidated statements of cash flows. Under U.S. GAAP these non-cash transactions would have been excluded from financing and investing activities and disclosed in the notes to the financial statements.

         Included in cash and short-term deposits at March 31, 1997 are investments of $22,680,000 (1996 - $20,717,000) with maturities on acquisition of greater than 90 days. Under U.S. GAAP these investments would not be included in cash and short-term deposits.

         After adjusting for the above, for U.S. GAAP purposes the sources of cash from financing activities would be $33,000 (1996 - $29,094,000), the use of cash for investing activities would become a source of cash of $19,785,000 (1996 - use of $32,324,000) and the decrease in cash and short-term deposits would become an increase of $19,554,000 (1996 - increase of $802,000). This would result in cash and short-term deposits and short-term investments at March 31, 1997 of $25,429,000 and $22,680,000, respectively, at December 31, 1996 of $5,875,000 and $49,427,000, respectively and at March 31, 1996 of $33,073,000 and $20,717,000, respectively.

         Additional disclosures required under U.S. GAAP with respect to the Statements of Cash Flows are as follows:

                                   Three months ended March 31
                                   ---------------------------
                                        1997       1996
                                        ----       ----
         Cash taxes paid                $161       $222
         Cash interest paid             $  8       $  7


(c) Under U.S. GAAP the contingent liability disclosed in note 4 (e) would be reflected in the balance sheet. Accordingly, for U.S. GAAP total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counterparty to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

(d) In accordance with Canadian GAAP, certain long-term foreign exchange contracts are considered to be hedges of sales revenue denominated in foreign currencies or the cost of goods to be purchased in foreign currencies. Gains and losses related to changes in market values of such contracts are deferred and recognized when the contract is settled as part of sales revenue or the cost of purchased goods as appropriate. Under U.S. GAAP, changes in the market value of the contracts would be included in current earnings. The impact of this GAAP difference has not been material during the reporting periods presented.

CAMPBELL RESOURCES INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 1997

(all dollars are Canadian unless noted otherwise)

OVERVIEW

Lower scheduled gold production combined with lower gold prices in the first three months of 1997 resulted in a net loss for the three months ended March 31, 1997 of $2.8 million or $0.019 per share, compared with net income of $3.5 million or $0.024 per share in the comparable period of 1996. Gold production for the quarter was 25,520 ounces compared with 33,330 ounces in the first quarter of 1996. The decrease is attributable to continued pre-stripping of the Dora 2-B pit and, as expected, low quantities of ore from the first few benches. Dependent on lead times for pit preparation being in line with the Company's internal projections, Campbell continues to anticipate 1997 gold production of approximately 125,000 ounces of gold.

REVENUE

Revenue from metal sales decreased 33% to $12.3 million in the first quarter of 1997 compared to $18.4 million in 1996. The decrease is primarily attributable to the 23% decrease in gold production noted above combined with the 11% decrease in the average price received for gold sales during the quarter compared to the same quarter of 1996.

The average gold price received in the three months ended March 31, 1997 was US$361 including US$7 of hedging gains compared to US$406 including US$5 of hedging gains in the comparable period of 1996. The average Comex market price was US$351 in the first quarter of 1997 compared to US$400 in 1996. The Company has hedged approximately 25% of its 1997 gold production at a price of US$380 per ounce of gold. Campbell's general policy is to hedge up to 50% of its gold production for up to two years, dependent on market conditions and capital expenditure commitments.

Revenue from copper production increased to 4.8% of metal sales in the first quarter of 1997 from 2.9% in 1996 due to the decrease in gold revenues. Copper production remained relatively constant at 335,000 pounds compared to 359,000 pounds in 1996.

EXPENSES

Mining expense increased to $11.6 million in the first quarter of 1997 compared to $11.3 million in the comparable period of 1996. The overall cash production cost increased to US$321 per ounce of gold for the first quarter compared to US$239 in 1996. The Company anticipates the cash production cost for the full year will be approximately US$265 per ounce as increases in production by quarter later in the year reduce the higher cash costs incurred in the first quarter.

The Joe Mann Mine produced 17,160 ounces of gold in the first quarter of 1997 compared to 17,470 ounces in the comparable period of 1996. The tons milled decreased marginally to 65,800 tons in the first quarter of 1997 compared to 66,600 tons in 1996 while the mill head grade decreased marginally to 0.282 ounces of gold per ton compared to 0.284 ounces of gold per ton in 1996. The mill recovery rate was 93.7% in the first quarter of 1997 compared to 93.6% in 1996.

The cash production cost at the Joe Mann mine increased to US$295 per ounce produced in the first quarter of 1997 compared to US$284 for the comparative period in 1996. In Canadian dollars, the cash cost per ounce at the Joe Mann mine for the first three months of 1997 was $401 per ounce compared to $389 per ounce in 1996. The increase is attributable to the decreased gold production in 1997 compared to 1996 and higher payroll costs following the termination of wage concessions at the mine in September, 1996.

The cash production cost at the Santa Gertrudis Mine was US$374 per ounce in the first quarter of 1997 compared to US$190 in 1996. The increase is primarily due to the decrease in gold production to 8,360 ounces of gold in the first quarter of 1997 compared to 15,860 ounces in 1996. During the quarter, 186,000 tonnes of ore with a grade of 1.61 grams per tonne and 2,330,000 tonnes of waste were mined compared to 254,900 tonnes of ore with a grade of 2.31 grams per tonne and 1,948,000 tonnes of waste in 1996. The cost of the waste stripped from the Dora 2-B pit in excess of the average waste strip ratio for that pit was deferred in accordance with the Company's accounting policies.

Depreciation and amortization expense decreased to $2.2 million for the first three months of 1997 compared to $2.6 million in 1996 due to lower gold production. On a per ounce produced basis, depreciation and amortization for the first three months of 1997 was $85 per ounce compared to $79 per ounce in the corresponding period of 1996 as proportionately more of 1997's gold production originated at the Joe Mann Mine.

Exploration expense increased to $1.1 million in the first three months of 1997 compared to $0.6 million in 1996. The increase is attributable to $0.4 million of amortization of previously deferred exploration costs at the Santa Gertrudis mine with respect to production from the mine during the first three months of 1997 (1996 - $0.2 million) and the write-off of $0.6 million (1996 - $0.2 million) of costs previously deferred for individual exploration targets where economic mineralization was not identified. The remainder of the expense relates to grass roots exploration and general exploration overhead costs in Mexico.

Interest income for the three months ended March 31, 1997 was $0.7 million compared to $0.6 million in 1996. The increase is due to the increase in the average balance of interest bearing short-term deposits.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's cash and short-term deposits and working capital decreased to $48.1 million and $58.9 million, respectively compared to $55.3 million and $65.5 million, respectively at December 31, 1996. The decrease is attributable to capital expenditures on the Cerro Quema project and the shaft deepening at the Joe Mann Mine as well as reduced cash flow from operations. Cash flow from operations before the net change in non-cash operating working capital decreased to $0.2 million in the first quarter of 1997 compared to $6 million in 1996. The decrease is due to the lower gold production and gold prices as discussed above.

As disclosed in Note 3 to the financial statements, during the quarter the Company issued 1,770,000 common shares as final payment for its acquisition of the right of first refusal to acquire the Cerro Quema gold project and to reduce the royalty thereon from 3.5% to 2%. During the comparable period of 1996, in addition to the initial issue of 730,000 common shares on the acquisition of the right of first refusal, the Company also issued 18 million units comprising one common share and one half common share purchase warrant at a unit price of US$1.25 for net proceeds of $28.7 million.

Investment activities for the first three months of 1997 include expenditures on natural resource properties of $9.2 million compared to $2.0 million in 1996. Expenditures, include $2.3 million (1996 -$1.2 million) at the Joe Mann Mine which includes $1.6 million for the shaft deepening (1996 - nil), and $1.1 million (1996 - $1.1) at the Santa Gertrudis Mine primarily comprising deferred exploration expenditures and $5.9 million at the Cerro Quema property in Panama including $2.1 million comprising US$250,000 cash and 1,770,000 shares as the final acquisition payment as discussed above. Investment activities in 1996 also include $13.1 million for the initial acquisition of the Cerro Quema property.

Shareholders' equity decreased to $141.3 million at March 31, 1997 from $142.1 million at December 31, 1996 as a result of the loss during the period.

The Company's principal sources of liquidity are cash flow from the Joe Mann and Santa Gertrudis mines and the Company's working capital which amounted to $58.9 million at March 31, 1997. The Company is not aware of any significant uncertainties or risks with respect to liquidity and capital resources except for fluctuations in gold prices, the relative U.S./Mexican/Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems and other normal risks associated with underground and open pit gold mining operations.

ITEM 1.    Legal Proceedings

           Not applicable

ITEM 2.    Changes in Securities

           Not Applicable

ITEM 3.    Defaults Upon Senior Securities

           None

ITEM 4.    Submission of Matters to a Vote of Security Holders

           At an annual meeting of shareholders held on April 24, 1997, the shareholders voted on election of a slate of nine directors comprised of Messrs. Beatty, Clow, Douglas, Kachmar, McCartney, Murphy, O'Kelly, Pralle, and Raymond. In favour of election of the slate 97,346,314 votes were cast, 371,440 votes were withheld and 8,342,693 were spoiled by voting against, which was not an option.

           At this meeting, the shareholders also voted on the re-appointment of KPMG as auditors for the coming year and authorizing the directors to fix remuneration. 97,542,707 votes were cast in favour of this item and 331,416 votes were withheld, 8,186,324 votes were spoiled by voting against, which was not an option.

ITEM 5.    Other  Information

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A current report on Form 8-K dated February 21st, 1997 was filed, on March 11, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAMPBELL RESOURCES INC.




                                              /s/ PAUL J. IRELAND
                                              ----------------------------
                                              Paul J. Ireland
                                              Vice President, Finance


Toronto, Ontario
May 13, 1997