Form 10-Q
period 1997-06-30
CAMPBELL RESOURCES INC /NEW/
filed 1997-08-13
CIK 718053

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

                       For the Quarter ended JUNE 30, 1997

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

        Shares Outstanding as of June 30,1997, 150,440,528 Common Shares,
                               without par value

================================================================================

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                          Page
                                                                                                          ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Unaudited Consolidated Balance Sheets as at June 30, 1997 and
           December 31, 1996...............................................................................3

           Unaudited Consolidated Statements of Income for the Three Months and the Six
           Months Ended June 30, 1997 and 1996.............................................................4

           Unaudited Consolidated Statements of Retained Earnings for the
           Six Months Ended June 30, 1997 and 1996.........................................................4

           Unaudited Consolidated Statements of Cash Flows for the Three Months and the
           Six Months Ended June 30, 1997 and 1996.........................................................5

           Notes to the Unaudited Consolidated Financial Statements .......................................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................................................11

PART II.   OTHER INFORMATION:

ITEM 1.    Legal Proceedings..............................................................................15

ITEM 2.    Changes in Securities..........................................................................15

ITEM 3.    Defaults Upon Senior Securities................................................................15

ITEM 4.    Submission of Matters to a Vote
           of Security Holders............................................................................15

ITEM 5.    Other Information..............................................................................15

ITEM 6.    Exhibits and Reports on Form 8-K...............................................................15

           SIGNATURES.....................................................................................16

CAMPBELL RESOURCES INC.
(Incorporated under the laws of Canada)
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                      June 30         December 31
                                                       1997              1996
                                                     ----------------------------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                         $  37,957        $  55,302
Receivables                                             10,614            8,270
Inventories                                              9,507            9,134
Prepaids                                                 1,478              749
                                                     ----------------------------
    Total current assets                                59,556           73,455
                                                     ----------------------------

OTHER ASSETS                                             1,063            1,271
                                                     ----------------------------

NATURAL RESOURCE PROPERTIES                            166,397          149,879
Less accumulated depreciation and amortization         (66,300)         (59,307)
                                                     ----------------------------
                                                       100,097           90,572
                                                     ----------------------------

    Total assets                                     $ 160,716        $ 165,298
                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     $   4,379        $   5,504
Accrued liabilities                                      1,423            2,337
Income taxes payable                                         5               94
                                                     ----------------------------
    Total current liabilities                            5,807            7,935
                                                     ----------------------------

OTHER LIABILITIES                                          888              881

CONVERTIBLE DEBENTURES (NOTE 3)                          7,718            7,657

DEFERRED MINING TAXES                                    6,725            6,767

SHAREHOLDERS' EQUITY
Capital stock (Note 2)                                 120,750          118,605
Foreign currency translation adjustment                   (320)            (248)
Retained earnings                                       19,148           23,701
                                                     ----------------------------
    Total shareholders' equity                         139,578          142,058
                                                     ----------------------------

    Total liabilities and shareholders' equity       $ 160,716        $ 165,298
                                                     ==========================


Commitments and contingencies (Note 4)

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of Canadian dollars except per share amounts)

                                                  Three months ended               Six months ended
                                                  ------------------               ----------------
                                                        June 30                         June 30
                                                        -------                         -------
                                                 1997            1996            1997            1996
                                                 ----            ----            ----            ----
METAL SALES                                    $ 13,569        $ 18,733        $ 25,858        $ 37,130
                                               --------------------------------------------------------

EXPENSES
  Mining                                         10,998          11,455          22,645          22,788
  General administration                            707             783           1,447           1,420
  Depreciation and amortization                   2,323           3,085           4,484           5,723
  Exploration                                     1,445             548           2,510           1,110
                                               --------------------------------------------------------

                                                 15,473          15,871          31,086          31,041
                                               --------------------------------------------------------

Income (loss) from operations                    (1,904)          2,862          (5,228)          6,089

Other income (expense)
  Interest income                                   471           1,094           1,142           1,663
  Foreign exchange loss                             (54)           (170)            (85)           (205)
  Convertible debenture interest expense           (169)           (173)           (318)           (385)
                                               --------------------------------------------------------

                                                    248             751             739           1,073
                                               --------------------------------------------------------

Income (loss) before income taxes                (1,656)          3,613          (4,489)          7,162

Income tax provision                                115             386              64             469
                                               --------------------------------------------------------

NET INCOME (LOSS)                              ($ 1,771)       $  3,227        ($ 4,553)       $  6,693
                                               ========================================================



EARNINGS (LOSS) PER SHARE                      ($ 0.012)       $  0.022        ($ 0.030)       $  0.047
                                               ========================================================





UNAUDITED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Expressed in thousands of Canadian dollars)

                                        1997           1996
                                        ----           ----

Balance at beginning of period       $ 23,701        $ 14,689
Net income (loss)                      (4,553)          6,693
                                     ------------------------

Balance at end of period             $ 19,148        $ 21,382
                                     ========================

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of Canadian dollars)

                                                       Three months ended           Six months ended
                                                       ------------------           ----------------
CASH PROVIDED BY (USED IN):                                  June 30                     June 30
                                                             -------                     -------
                                                       1997          1996          1997           1996
                                                       ----          ----          ----           ----
OPERATING ACTIVITIES
Net income (loss)                                     ($1,771)     $  3,227       ($4,553)     $  6,693
Items not involving cash
  Depreciation and amortization                         2,323         3,085         4,484         5,723
  Deferred mining taxes                                    58           223           (42)          223
  Other                                                   769           617         1,687           496
                                                     --------------------------------------------------
                                                        1,379         7,152         1,576        13,135
Net change in non-cash operating working capital       (5,040)        1,159        (5,574)         (739)
                                                     --------------------------------------------------
                                                       (3,661)        8,311        (3,998)       12,396
                                                     --------------------------------------------------

FINANCING ACTIVITIES
Issues of capital stock                                    41           138         2,145        33,404
Reduction of convertible debentures                                     (13)                     (2,929)
                                                     --------------------------------------------------
                                                           41           125         2,145        30,475
                                                     --------------------------------------------------

INVESTMENT ACTIVITIES
Expenditures on natural resource properties            (6,695)       (3,565)      (15,914)       (5,556)
Acquisition of Cerro Quema gold project                                                         (13,160)
Decrease in other assets                                   22           938           208         1,155
                                                     --------------------------------------------------

                                                       (6,673)       (2,627)      (15,706)      (17,561)
                                                     --------------------------------------------------

Effect of exchange rate change on cash
    and short-term deposits                               141           229           214           176
                                                     --------------------------------------------------

Increase (decrease) in cash and short-term deposits   (10,152)        6,038       (17,345)       25,486
Cash and short-term deposits at beginning of period    48,109        51,719        55,302        32,271
                                                     --------------------------------------------------

Cash and short-term deposits at end of period        $ 37,957      $ 57,757       $37,957      $ 57,757
                                                     ==================================================






CHANGES IN NON-CASH WORKING CAPITAL
  Receivables                                         ($2,435)     $  1,169       ($2,344)        ($154)
  Inventories and prepaids                             (1,141)          (25)       (1,102)         (575)
  Accounts payable                                         (6)        1,437        (1,125)        1,473
  Accrued liabilities                                  (1,377)       (1,429)         (914)       (1,460)
  Income taxes payable                                    (81)            7           (89)          (23)
                                                     --------------------------------------------------
                                                      ($5,040)     $  1,159       ($5,574)        ($739)
                                                     ==================================================

CAMPBELL RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997
(Tabular amounts are expressed in thousands of Canadian dollars)

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

The results of operations for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

2--CAPITAL STOCK

Changes in the issued and outstanding common shares for the six months are as follows (in thousands):

                                                       1997                         1996
                                               --------------------         ---------------------

                                               Shares        Amount         Shares         Amount
                                               ------        ------         ------         ------
Common shares:

Balance at beginning of period                148,588       $118,605        124,466       $ 85,040
Issued:

  Conversion of convertible debentures                                        4,494          2,929
  Public issue for cash                                                      18,000         28,631
  Issued to CEMSA                               1,770          2,071            730          1,256
  Employee Incentive Plan and
    Directors' Stock Option Plan                   83             74            602            588
                                             --------       --------       --------       --------

Balance at June 30                            150,441       $120,750        148,292       $118,444
                                             ========       ========       ========       ========

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

The Company has 9,000,000 warrants outstanding which arose as a result of the public issue of units in 1996 that entitle the holders to purchase one common share of the Company for US$1.50 on or before February 26, 1999. As of June 30, 1997, in addition to the shares reserved for issuance under the terms of the common share purchase warrants and convertible debentures (see note 3) there were outstanding stock options under the Directors Stock Option Plan and the Employee Incentive Plan to purchase 7,125,000 common shares at prices ranging from $0.57 to $1.48 per share with such options expiring at various dates to December 11, 2001.

Earnings per share have been calculated using the weighted average number of shares outstanding during the six months which was 149,645,000 (1996 - 143,276,000) and during the three months which was 150,403,000 (1996 - 148,225,000).

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

During the six months ended June 30, 1997, debenture holders converted nil (1996
- US$2,247,000) of debenture principal into nil (1996 - 4,494,000) Common Shares of the Company resulting in a balance outstanding at June 30, 1997 and December 31, 1996 of US$5,591,000.

4--COMMITMENTS AND CONTINGENCIES

(a) At June 30, 1997 the Company's hedging program consisted of the following:

                                                              1997     1998     1999      2000     2001     2002
                                                              ----     ----     ----      ----     ----     ----
         Gold (ounces):
         Fixed forward contracts - amount                                               17,500
                                 - average price (US$)                                    $448
         Puts (purchased)        - amount                    15,000   30,000   17,200    8,400
                                 - average price (US$)         $380     $405     $405     $405
         Calls (sold)            - amount                                                         33,200   20,000
                                 - average price (US$)                                              $440     $440
         Participating forwards  - amount                                      25,000   20,000
                                 - average price (US$)                           $434     $450
         Copper (000's pounds):
         Fixed forward contracts - amount                       660      660
                                 - average price (US$)        $0.95    $0.95

(b) At June 30, 1997 the Company had sold forward US$2,500,000 to purchase Canadian dollars during 1997 at an average rate of Cdn$1.35 to the US dollar.

(c) The Company's Joe Mann mine is subject to a graduated net smelter return royalty increasing from 1.8% up to a gold price of Canadian $500 per ounce to 3.6% at a gold price of Canadian $625 per ounce.

(d) During 1996, the Company's Mexican subsidiary received import duty assessments claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. The claim against the subsidiary's assets and the additional amount payable arose as a result of the subsidiary not presenting certain import documentation to tax authorities by a prescribed date in connection with their audit of imports of the claimed machinery and equipment during 1990 and 1991 when the mine was not owned by the Company. The Company, which has all of the required documentation, appealed the assessments and has not provided for these amounts in the financial statements. On May 26, 1997, the Company received notice that it was successful in its appeal and that the Mexican pesos 9,200,000 was not payable. The tax authorities have the ability to issue another tax assessment in connection with their audit but any such assessment must take into account the supporting documentation in the Company's possession. The assets charged by the tax authorities will be released when the final tax assessment covering this matter is issued.

(e) During 1991, a subsidiary of the Company entered into a corporate restructuring and financing arrangement ("Arrangement") in which it issued to a group of Canadian financial institutions $38,000,000 of Guaranteed Subordinate Debentures and Notes ("Debentures") and $12,000,000 of Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares ("Preferred Shares"). The Debentures are unsecured, subordinate to all existing non-trade debt and future senior debt, bear interest at varying rates, are repayable upon maturity in 2007, and cannot be prepaid. The Preferred Shares are redeemable at any time at an amount of $240,000 per Preferred Share, rank equally and pari passu with the common shares for dividends when declared, and are retractable in 2007. In order to secure the performance of the Debentures and Preferred Shares the Company's subsidiary entered into an Interest Rate and Currency Exchange Swap Agreement ("Swap Agreement") with a major international bank. The Swap Agreement provides for the conversion of one floating rate interest basis to another and for differences in the timing of payments so as to match the interest payment requirements under the Debentures, repay the Debentures upon maturity and retract the Preferred Shares. All payments are denominated in Canadian dollars. The Company's subsidiary placed Canadian dollar deposits with the counter party to the Swap agreement which deposits have been charged to secure the performance under the Swap agreement. These deposits earn interest at Canadian Bankers Acceptance rates. The Swap Agreement was irrevocably assigned directly to the investors. Accordingly the bank is the primary obligor under the Arrangement.

5--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
   ACCOUNTING PRINCIPLES

The effect on the financial statements of differences between generally accepted accounting principles (GAAP) in Canada and the U.S. is outlined below:

(a) Under Canadian GAAP the Company uses the deferral method of accounting for deferred income taxes whereas under U.S. GAAP the liability method is used. The effects on the consolidated statements of income of the above differences are as follows:

                                                           THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                           --------------------------     ------------------------
                                                              1997           1996           1997           1996
                                                             -------        -------        -------        -------
         Net income under Canadian GAAP                      $(1,771)       $ 3,227        $(4,553)       $ 6,693
         Application of liability method under FAS 109         1,023           (617)         1,023         (1,837)
                                                             -------        -------        -------        -------
         Net income  under U.S. GAAP                         $  (748)       $ 2,610        $(3,530)       $ 4,856
                                                             -------        -------        -------        -------

         Net income per share under U.S. GAAP                $(0.005)       $ 0.017        $(0.023)       $ 0.035
                                                             -------        -------        -------        -------

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

         Included in cash and short-term deposits at June 30, 1997 are investments of $17,932,000 (1996 - $17,180,000) with maturities on acquisition of greater than 90 days. Under U.S. GAAP these investments would not be included in cash and short-term deposits.

         After adjusting for the above, for U.S. GAAP purposes the sources of cash from financing activities would be $74,000 for the six months and $41,000 for the three months ended June 30, 1997 (1996 - $29,219,000 and $125,000, respectively), the use of cash for investing activities would become a source of cash of $17,860,000 for the six months and a use of cash of $1,925,000 for the three months (1996 - use of $33,485,000 and source of $910,000, respectively) and the decrease in cash and short-term deposits would become an increase of $14,150,000 for the six months and a decrease of $5,404,000 for the three months (1996 - increases of $8,306,000 and $9,575,000, respectively). This would result in cash and short-term deposits and short-term investments at June 30, 1997 of $20,025,000 and $17,932,000, respectively, at
         December 31, 1996 of $5,875,000 and $49,427,000, respectively and at June 30, 1996 of $40,577,000 and $17,180,000, respectively.

         Additional disclosures required under U.S. GAAP with respect to the Statements of Cash Flows are as follows:

                              THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                              --------------------------   ------------------------

                                  1997          1996          1997          1996
                                  ----          ----          ----          ----

         Cash taxes paid          $257          $291          $418          $513
         Cash interest paid       $275          $301          $283          $308

(c) Under U.S. GAAP the contingent liability disclosed in note 4 (e) would be reflected in the balance sheet. Accordingly, for U.S. GAAP total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

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

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 1997

(all dollars are Canadian unless noted otherwise)

OVERVIEW

For the six month and three month periods ended June 30, 1997 the Company produced 53,580 ounces and 28,060 ounces of gold compared with 68,310 ounces and 34,980 ounces in the corresponding periods of 1996. The decrease is primarily attributable to lower gold production at the Santa Gertrudis Mine in Mexico, mostly as a result of mining ore with lower gold grades and lower recovery rate characteristics. As a result of this decrease in gold production and the decrease in average gold prices realized in 1997 compared to 1996, the Company recorded a loss of $4.6 million or $0.030 per share for the six months and $1.8 million or $0.012 per share for the three months ended June 30, 1997 compared to income of $6.7 million ($0.047 per share) and $3.2 million ($0.022 per share) in the comparable periods of 1996. Cash flow from operations before the change in operating working capital was similarly impacted being reduced to $1.6 million in the six months compared to $13.1 million in 1996.

Gold prices continued to fall in July of 1997 reaching a 12 year low of $314 before rebounding slightly. In view of these lower gold prices the Company is reviewing its capital and operating programs in an effort to cut costs and defer capital programs where such measures are feasible without impairing future operations. At the Santa Gertrudis Mine, certain deposits which were considered to be ore at December 31, 1996 are not economic at current gold prices. The removal of these deposits from the mine plan combined with the delay in the commencement of mining from the La Trinidad deposit due to the longer than anticipated access road construction has resulted in the Company revising its forecast of gold production from the mine in 1997 to 48,000 ounces from the originally forecast 55,000 ounces. The Company continues to assess the results of the 1997 exploration program at the Santa Gertrudis Mine to determine whether a temporary cessation in production may be required in 1998. Preliminary indications are that the lead time to bring into production any reserves resulting from this exploration effort will be too long to allow production at the mine to continue at current levels.

The current low gold prices and the pessimistic outlook for gold has caused management to reassess the construction schedule at the Cerro Quema Mine in Panama. In addition, with the onset of the rainy season, soil sediment from construction at the site was entering the region's waterways. As a result, work on the project was stopped in response to a Resolution adopted by the General Office of Mineral Resources of the Ministry of Commerce and Industry in Panama. Remedial measures have been carried out to prevent further sedimentation problems and the Company is working closely with the Panamanian authorities to ensure that the Project proceeds in a timely and responsible manner. Minimal construction work will be carried out until the end of the current rainy season in December, 1997. At that time the Company will reassess the outlook for gold and the regional opposition to the Project, if any, and will proceed accordingly. Assuming work on the Project commences in December, 1997, the current schedule indicates a nine month delay in production until the first quarter of 1999.

Gold production at the Joe Mann Mine to June 30, 1997 is approximately 5,000 ounces higher than the Company's internal forecasts and should result in production for the year of approximately 72,000 ounces of gold. Accordingly, the Company currently estimates 1997's gold production of 120,000 ounces compared to the originally forecast 125,000 ounces. Based on this revised forecast of production, the Company anticipates the cash production cost for the year will be approximately US$275 per ounce. This cash cost together with the Company's strong balance sheet and hedging program (see note 4 (a) to the Unaudited Consolidated Financial Statements) will enable the Company to continue with its overall strategic objectives in the current low gold price environment.

REVENUE

Revenue from metal sales decreased 27% to $13.6 million in the second quarter and 30% to $25.9 million in the six months ended June 30, 1997 compared to $18.7 million and $37.1 million, respectively in 1996. The decrease is primarily attributable to the 22% decrease in gold production noted above combined with the 11% decrease in the average price received for gold sales during the six months compared to the same period of 1996.

The average gold price received in the six months ended June 30, 1997 was US$354 including US$8 of hedging gains compared to US$398 including US$4 of hedging gains in the comparable period of 1996. The average Comex market price was US$347 in the first six months of 1997 compared to US$395 in 1996. The Company has hedged approximately 25% of its 1997 gold production at a price of US$380 per ounce of gold. Campbell's general policy is to hedge up to 50% of its gold production for up to two years, dependent on market conditions and capital expenditure commitments.

Revenue from copper production increased to 4.3% of metal sales in the first six months of 1997 from 3.2% in 1996 due to the decrease in gold revenues. Copper production decreased to 676,000 pounds compared to 794,000 pounds in 1996 due to lower tonnage and copper head grades.

EXPENSES

Mining expense in the first six months of 1997 was $22.6 million and $11 million in the second quarter of 1997 compared to $22.8 million and $11.5 million in the comparable periods of 1996. The overall cash production cost increased to US$295 per ounce of gold for the six months and US$271 for the second quarter compared to US$234 and US$229, respectively in 1996.

The Joe Mann Mine produced 35,820 ounces of gold in the first six months of 1997 and 18,660 in the second quarter compared to 36,870 ounces and 19,400 ounces in the comparable periods of 1996. The tons milled decreased to 133,600 tons in the first half of 1997 compared to 141,200 tons in 1996 while the mill head grade increased to 0.290 ounces of gold per ton compared to 0.283 ounces of gold per ton in 1996. The mill recovery rate was 93.8% in the first half of 1997 compared to 93.4% in 1996.

The cash production cost at the Joe Mann Mine increased to US$276 per ounce produced in the first half of 1997 compared to US$270 for the comparative period in 1996 and was constant at US$258 per ounce for the second quarter of both 1996 and 1997. The increase is attributable to the 3% decrease in gold production in 1997 compared to 1996.
 .
The cash production cost at the Santa Gertrudis Mine was US$333 per ounce in the first half and US$298 in the second quarter of 1997 compared to US$191 and US$193, respectively in 1996. The increase is primarily due to the decrease in gold production to 17,760 ounces of gold in the first half and 9,400 ounces in the second quarter of 1997 compared to 31,430 ounces and 15,570 ounces, respectively in 1996. During the first six months of 1997, 488,000 tonnes of ore with a grade of 1.63 grams per tonne and 4,260,000 tonnes of waste were mined compared to 496,000 tonnes of ore with a grade of 2.21 grams per tonne and 4,002,000 tonnes of waste in 1996. Gold grades and the associated gold recovery rates are expected to increase in the third and fourth quarters as production moves into the main part of the Dora deposit.

Depreciation and amortization expense decreased to $4.5 million for the first half of 1997 compared to $5.7 million in 1996 due to lower gold production. On a per ounce produced basis, depreciation and amortization for the first half of 1997 was $84 per ounce, the same as the corresponding period of 1996.

Exploration expense increased to $2.5 million in the first six months of 1997 compared to $1.1 million in 1996. The increase is attributable to the amortization and write-off of previously deferred exploration costs at the Santa Gertrudis Mine totalling $2.3 million compared to $0.9 million in 1996. The remainder of the expense relates to grass roots exploration and general exploration overhead costs in Mexico.

Interest income for the six months ended June 30, 1997 was $1.1 million compared to $1.6 million in 1996. The decrease is due to the decrease in the average balance of interest bearing short-term deposits as a result of the capital expenditure programs described below.

The decrease in the income tax provision in the first six months of 1997 to $0.1 million from $0.5 million in 1996 primarily results from the recovery of deferred Quebec Mining Taxes in 1997 compared to a provision in 1996


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's cash and short-term deposits and working capital decreased to $38 million and $53.7 million, respectively compared to $55.3 million and $65.5 million, respectively at December 31, 1996. The decrease is attributable to capital expenditures on the Cerro Quema project and the shaft deepening at the Joe Mann Mine as well as reduced cash flow from operations. Cash flow from operations before the net change in non-cash operating working capital decreased to $1.6 million in the first half of 1997 compared to $13.1 million in 1996. The decrease is due to the lower gold production and gold prices as discussed above.

As disclosed in note 2 to the financial statements, in March of 1997 the Company issued 1,770,000 common shares as final payment for its acquisition of the right of first refusal to acquire the Cerro Quema gold project and to reduce the royalty thereon from 3.5% to 2%. During the comparable period of 1996, in addition to the initial issue of 730,000 common shares on the acquisition of the right of first refusal, the Company also issued 18 million units comprising one common share and one half common share purchase warrant at a unit price of US$1.25 for net proceeds of $28.7 million.

Investment activities for the first six months of 1997 include expenditures on natural resource properties of $15.9 million compared to $5.6 million in 1996. Expenditures, include $4.5 million (1996 -$2.4 million) at the Joe Mann Mine which includes $3.2 million for the shaft deepening (1996 - nil), and $2.4 million (1996 - $2.9 million) at the Santa Gertrudis Mine primarily comprising deferred exploration expenditures and the construction of Phase IV of the leach pad, and $9 million at the Cerro Quema property in Panama including $2.1 million comprising US$250,000 cash and 1,770,000 shares as the final acquisition payment as discussed above. The $14.5 million Joe Mann Mine shaft sinking project to access six new production levels is currently under budget and approximately on schedule with ore production still expected for June, 1999. Investment activities in 1996 also include $13.1 million for the initial acquisition of the Cerro Quema property.

Shareholders' equity decreased to $139.6 million at June 30, 1997 from $142.1 million at December 31, 1996 as a result of the loss during the period.

The Company's principal sources of liquidity are cash flow from the Joe Mann and Santa Gertrudis mines and the

Company's working capital which amounted to $53.7 million at June 30, 1997. The Company is not aware of any significant uncertainties or risks with respect to liquidity and capital resources except for fluctuations in gold prices, the relative U.S./Mexican/Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems and other normal risks associated with underground and open pit gold mining.

ITEM 1.           Legal Proceedings
                  Not applicable

ITEM 2.           Changes in Securities
                  Not Applicable

ITEM 3.           Defaults Upon Senior Securities
                  None

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  None

ITEM 5.           Other  Information
                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      No exhibits are being filed with this report.

                  (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CAMPBELL RESOURCES INC.




                                              "PAUL J. IRELAND"
                                              -----------------
                                              Paul J. Ireland
                                              Vice President, Finance


Toronto, Ontario
August 12, 1997