Form 10-Q
period 1997-09-30
CAMPBELL RESOURCES INC /NEW/
filed 1997-11-13
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended SEPTEMBER 30, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                          Commission File Number 1-8488

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

 Shares Outstanding as of September 30,1997, 150,495,233 Common Shares, without par value

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                   Page
                                                                                                   ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Consolidated Balance Sheets as at September 30, 1997 and
          December 31, 1996..................................................................         3

          Unaudited Consolidated Statements of Income for the Three Months and the Nine
          Months Ended September 30, 1997 and 1996...........................................         4

          Unaudited Consolidated Statements of Retained Earnings for the Nine Months
          Ended September 30, 1997 and 1996..................................................         4

          Unaudited Consolidated Statements of Cash Flows for the Three Months and the
          Nine Months Ended September 30, 1997 and 1996......................................         5

          Notes to the Unaudited Consolidated Financial Statements ..........................         6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................................        11

PART II.  OTHER INFORMATION:

ITEM 1.   Legal Proceedings..................................................................        14

ITEM 2.   Changes in Securities..............................................................        14

ITEM 3.   Defaults Upon Senior Securities....................................................        14

ITEM 4.   Submission of Matters to a Vote
          of Security Holders................................................................        14

ITEM 5.   Other Information..................................................................        14

ITEM 6.   Exhibits and Reports on Form 8-K...................................................        14

          SIGNATURES.........................................................................        15

CAMPBELL RESOURCES INC.
(Incorporated under the laws of Canada)

UNAUDITED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)


                                                     SEPTEMBER 30    December 31
                                                          1997           1996
                                                     ------------    -----------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                           $  43,239      $  55,302
Receivables                                                7,175          8,270
Inventories (Note 2)                                       8,286          9,134
Prepaids                                                   1,276            749
                                                       ---------      ---------
    Total current assets                                  59,976         73,455
                                                       ---------      ---------

OTHER ASSETS                                               1,041          1,271
                                                       ---------      ---------

NATURAL RESOURCE PROPERTIES                              166,560        149,879
Less accumulated depreciation and amortization           (70,268)       (59,307)
                                                       ---------      ---------
                                                          96,292         90,572
                                                       ---------      ---------

    Total assets                                       $ 157,309      $ 165,298
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                       $   4,464      $   5,504
Accrued liabilities                                        1,378          2,337
Income taxes payable                                          12             94
                                                       ---------      ---------
    Total current liabilities                              5,854          7,935
                                                       ---------      ---------

OTHER LIABILITIES                                            888            881

CONVERTIBLE DEBENTURES (NOTE 3)                            7,714          7,657

DEFERRED MINING TAXES                                      6,610          6,767

SHAREHOLDERS' EQUITY
Capital stock (Note 4)                                   120,793        118,605
Foreign currency translation adjustment                     (330)          (248)
Retained earnings                                         15,780         23,701
                                                       ---------      ---------
    Total shareholders' equity                           136,243        142,058
                                                       ---------      ---------

    Total liabilities and shareholders' equity         $ 157,309      $ 165,298
                                                       =========      =========



Commitments and contingencies (Note 5)

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of Canadian dollars except per share amounts)

                                              Three months ended        Nine months ended
                                                 September 30             September 30
                                              ------------------        -----------------
                                              1997         1996         1997         1996
                                              ----         ----         ----         ----
METAL SALES                                 $ 12,979     $ 16,191     $ 38,837     $ 53,321
                                            --------     --------     --------     --------

EXPENSES
  Mining                                      11,857       11,067       34,307       33,855
  General administration                         774          673        2,221        2,093
  Depreciation and amortization                2,294        2,737        6,778        8,460
  Exploration                                  1,704          877        4,214        1,987
                                            --------     --------     --------     --------

                                              16,629       15,354       47,520       46,395
                                            --------     --------     --------     --------

Income (loss) from operations                 (3,650)         837       (8,683)       6,926

Other income (expense)
  Interest income                                474          866        1,421        2,529
  Foreign exchange gain (loss)                   (87)         127         (172)         (78)
  Convertible debenture interest expense        (163)        (123)        (481)        (508)
                                            --------     --------     --------     --------

                                                 224          870          768        1,943
                                            --------     --------     --------     --------

Income (loss) before income taxes             (3,426)       1,707       (7,915)       8,869

Income tax provision                             (58)         242            6          711
                                            --------     --------     --------     --------

NET INCOME (LOSS)                           ($ 3,368)    $  1,465     ($ 7,921)    $  8,158
                                            ========     ========     ========     ========



EARNINGS (LOSS) PER SHARE                   ($ 0.022)    $  0.010     ($ 0.053)    $  0.056
                                            ========     ========     ========     ========




UNAUDITED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Expressed in thousands of Canadian dollars)

                                                         1997             1996
                                                         ----             ----
Balance at beginning of period                         $ 23,701          $14,689
Net income (loss)                                        (7,921)           8,158
                                                       --------          -------

Balance at end of period                               $ 15,780          $22,847
                                                       ========          =======

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


(Expressed in thousands of Canadian dollars)

                                                        Three months ended         Nine months ended
CASH PROVIDED BY (USED IN):                                September 30              September 30
                                                        ------------------         -----------------
                                                         1997         1996         1997         1996
                                                         ----         ----         ----         ----
OPERATING ACTIVITIES
Net income (loss)                                     ($  3,368)    $  1,465    ($  7,921)    $  8,158
Items not involving cash
  Depreciation and amortization                           2,294        2,737        6,778        8,460
  Deferred mining taxes                                    (115)         135         (157)         358
  Other                                                     847          238        2,534          734
                                                       --------     --------     --------     --------
                                                           (342)       4,575        1,234       17,710
Net change in non-cash operating working capital          4,909       (1,026)        (665)      (1,765)
                                                       --------     --------     --------     --------
                                                          4,567        3,549          569       15,945
                                                       --------     --------     --------     --------

FINANCING ACTIVITIES
Issues of capital stock                                      43          154        2,188       33,558
Conversion of convertible debentures                        (12)         (77)         (12)      (3,006)
                                                       --------     --------     --------     --------
                                                             31           77        2,176       30,552
                                                       --------     --------     --------     --------

INVESTMENT ACTIVITIES
Expenditures on natural resource properties              (9,126)      (3,361)     (25,040)      (8,917)
Termination of hedging contracts                          9,679                     9,679
Acquisition of Cerro Quema gold project                                                        (13,160)
Mining duties received                                                   669                       669
Decrease in other assets                                     22            5          230        1,160
                                                       --------     --------     --------     --------
                                                            575       (2,687)     (15,131)     (20,248)
                                                       --------     --------     --------     --------

Effect of exchange rate change on cash
    and short-term deposits                                 109          (65)         323          111
                                                       --------     --------     --------     --------

Increase (decrease) in cash and short-term deposits       5,282          874      (12,063)      26,360
Cash and short-term deposits at beginning of period      37,957       57,757       55,302       32,271
                                                       --------     --------     --------     --------

Cash and short-term deposits at end of period          $ 43,239     $ 58,631     $ 43,239     $ 58,631
                                                       ========     ========     ========     ========




CHANGES IN NON-CASH WORKING CAPITAL
  Receivables                                          $  3,439    ($    200)    $  1,095    ($    354)
  Inventories and prepaids                                1,423         (679)         321       (1,254)
  Accounts payable                                           85         (747)      (1,040)         726
  Accrued liabilities                                       (45)         587         (959)        (873)
  Income taxes payable                                        7           13          (82)         (10)
                                                       --------     --------     --------     --------
                                                       $  4,909    ($  1,026)   ($    665)   ($  1,765)
                                                       ========     ========     ========     ========

CAMPBELL RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997
(Tabular amounts are expressed in thousands of Canadian dollars)

1--GENERAL

These unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form10-K for the year ended December 31, 1996.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada which, except as described in note 6, conform in all material respects with accounting principles generally accepted in the United States.

The results of operations for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.


2--INVENTORIES

                                                  September 30       December 31
                                                      1997              1996
                                                  ------------       -----------
Materials and supplies                               $5,451            $5,813
Ore in stockpiles                                     2,835             3,321
                                                     ------            ------

                                                     $8,286            $9,134
                                                     ======            ======

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

During the nine months ended September 30, 1997, debenture holders converted US$9,000 (1996 - US$2,307,000) of debenture principal into 18,000 (1996 -
4,614,000) Common Shares of the Company resulting in a balance outstanding at September 30, 1997 of US$5,582,000 ( December 31, 1996 - US$5,591,000).

4--CAPITAL STOCK

Changes in the issued and outstanding common shares for the nine months are as follows (in thousands):

                                                 1997                   1996
                                          ------------------     ------------------

                                          Shares      Amount     Shares      Amount
                                          ------      ------     ------      ------
Common shares:

Balance at beginning of period            148,588    $118,605    124,466    $ 85,040
Issued:

  Conversion of convertible debentures         18          12      4,614       3,006
  Public issue for cash                                           18,000      28,585
  Issued to CEMSA                           1,770       2,071        730       1,256
  Employee Incentive Plan and
    Directors' Stock Option Plan              119         105        764         711
                                          -------    --------    -------    --------


Balance at September 30                   150,495    $120,793    148,574    $118,598
                                          =======    ========    =======    ========

The Company has 9,000,000 warrants outstanding which arose as a result of the public issue of units in 1996 that entitle the holders to purchase one common share of the Company for US$1.50 on or before February 26, 1999. As of September 30, 1997, in addition to the shares reserved for issuance under the terms of the common share purchase warrants and convertible debentures (see note 3) there were outstanding stock options under the Directors Stock Option Plan and the Employee Incentive Plan to purchase 7,250,000 common shares at prices ranging from $0.57 to $1.48 per share with such options expiring at various dates to August 13, 2002.

Earnings per share have been calculated using the weighted average number of shares outstanding during the nine months which was 149,917,000 (1996 - 145,018,000) and during the three months which was 150,462,000 (1996 - 148,481,000).


5--COMMITMENTS AND CONTINGENCIES


(a) At September 30, 1997 the Company's hedging program consisted of the following:

                                                                  1997          1998     1999    2000     2001       2002
                                                                 ------        ------   ------  ------   ------     ------
         Gold (ounces):
         Puts (purchased)            - amount                     7,500
                                     - average price (US$)       $  380
         Calls (sold)                - amount                                                             33,200     20,000
                                     - average price (US$)                                               $   440    $   440
         Copper (000's pounds):
         Fixed forward contracts     - amount                       330         1,320
                                     - average price (US$)       $ 0.95        $ 0.95

(b) At September 30, 1997 the Company had sold forward US$8,000,000 to purchase Canadian dollars during 1997 and 1998 at an average rate of Cdn$1.3803 to the US dollar.

(c) The Company's Joe Mann mine is subject to a graduated net smelter return royalty increasing from 1.8% up to a gold price of Canadian $512 per ounce to 3.6% at a gold price of Canadian $625 per ounce.

(d) During 1996, the Company's Mexican subsidiary received import duty assessments following an audit claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. On May 26, 1997, the Company received notice that it was successful in its appeal against the assessments and that the Mexican pesos 9,200,000 was not payable. The tax authorities have the ability to issue another tax assessment in connection with their audit but any such assessment must take into account the supporting documentation in the Company's possession that was presented at the appeal. The charge against the assets will be released when the final tax assessment covering this matter is issued by the tax authorities.

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



6--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING
   PRINCIPLES

The effect on the financial statements of differences between generally accepted accounting principles (GAAP) in Canada and the U.S. is outlined below:

(a) Under Canadian GAAP the Company uses the deferral method of accounting for deferred income taxes whereas under U.S. GAAP the liability method is used. The effects on the consolidated statements of income of the above differences are as follows:

                                                                 Three months ended Sept 30           Nine months ended Sept 30
                                                                 --------------------------           -------------------------

                                                                    1997            1996                1997            1996
                                                                    ----            ----                ----            ----
         Net income under Canadian GAAP                           $(3,368)        $ 1,465             $(7,921)        $ 8,158
         Application of liability method under FAS 109             (1,840)           (446)               (817)         (2,283)
                                                                  -------         -------             -------         -------

         Net income  under U.S. GAAP                              $(5,208)        $ 1,019             $(8,738)        $ 5,875
                                                                  -------         -------             -------         -------

         Net income per share under U.S. GAAP                     $(0.034)        $ 0.007             $(0.058)        $ 0.040
                                                                  -------         -------             -------         -------


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

         Included in cash and short-term deposits at September 30, 1997 are investments of $27,753,000 (1996 - $48,472,000) with maturities on acquisition of greater than 90 days. Under U.S. GAAP these investments would not be included in cash and short-term deposits.

         After adjusting for the above, for U.S. GAAP purposes the sources of cash from financing activities would be $105,000 for the nine months and $31,000 for the three months ended September 30, 1997 (1996 - $29,296,000 and $77,000, respectively), the use of cash for investing activities would be $1,065,000 for the nine months and $18,925,000 for the three months (1996 - use of $68,133,000 and $34,648,000, respectively) and the decrease in cash and short-term deposits would be $68,000 for the nine months and $14,218,000 for the three months (1996
         - decreases of $22,781,000 and $31,087,000, respectively). This would result in cash and short-term deposits and short-term investments at September 30, 1997 of $15,486,000 and $27,753,000, respectively, at
         December 31, 1996 of $5,875,000 and $49,427,000, respectively and at September 30, 1996 of $9,490,000 and $48,472,000, respectively.

         Additional disclosures required under U.S. GAAP with respect to the Statements of Cash Flows are as follows:

                                             Three months ended Sept 30       Nine months ended Sept 30
                                             --------------------------       -------------------------
                                                1997            1996            1997            1996
                                                ----            ----            ----            ----
                  Cash taxes paid               $132            $180            $550            $693
                  Cash interest paid            $ 18            $  8            $301            $316


(c) Under U.S. GAAP the contingent liability disclosed in note 5 (e) would be reflected in the balance sheet. Accordingly, for U.S. GAAP total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

(d) In accordance with Canadian GAAP, certain long-term foreign exchange contracts are considered to be hedges of sales revenue denominated in foreign currencies. Gains and losses related to changes in market values of such contracts are deferred and recognized when the contract is settled as part of sales revenue. Under U.S. GAAP, changes in the market value of the contracts would be included in current earnings. The impact of this GAAP difference has not been material during the reporting periods presented.

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1997

(all dollars are Canadian unless noted otherwise)

OVERVIEW

Campbell recorded a loss of $7.9 million or $0.053 per share for the nine months and $3.4 million or $0.022 per share for the three months ended September 30, 1997 compared to income of $8.2 million ($0.056 per share) and $1.5 million ($0.010 per share) in the comparable periods of 1996. Cash flow from operations before the change in operating working capital was reduced to $1.2 million in the nine months compared to $17.7 million in 1996. The loss is primarily attributable to the decrease in gold production for the nine months to 81,570 ounces from 98,760 ounces in 1996, combined with the decrease in the average price of gold recognized to US$346 per ounce compared to US$395 per ounce in 1996.

Mining at Campbell's Santa Gertrudis Mine in Mexico is to be suspended at the end of November, 1997 to focus on building ore reserves through exploration. Since acquiring the mine in 1994, Campbell has been successful in replacing ore mined through its exploration efforts in the immediate mine area. Commencing in 1996, increased emphasis was placed on exploring promising targets further from the current mine infrastructure in an effort to develop ore reserves for the longer term. It had been anticipated that this exploration program would allow the mine to continue production at an economically viable rate while continuing the long-term exploration program. However, current low gold prices and insufficient developed ore renders mine production uneconomic at the forecast levels. Mining operations will resume when sufficient ore reserves have been discovered and developed to enable production at a rate that is economic at the then prevailing gold price. There can be no assurance that gold prices will rise to a level or that sufficient ore reserves will be discovered and developed that will make it economic to resume mining operations.

Ore will be mined at Santa Gertrudis from the Dora, El Toro and La Trinidad pits through the end of November at which time the Dora and El Toro pits will be exhausted. Thereafter, the leach pads will continue to be operated until the level of gold production is uneconomic, currently estimated to be between six months and one year. The suspension of mining operations will result in the lay-off of approximately 160 personnel in December and a further 30 personnel at the completion of the leaching cycle. The initial severance and other costs resulting from the cessation is estimated at US$500,000 and will be accrued in the fourth quarter.

As a result of the termination of mining operations in November and the less than expected production in the third quarter due to high rainfall caused by the El Nino weather effect, the production estimate for 1997 has been reduced to 38,000-40,000 ounces of gold from the 48,000 ounces forecast in the second quarter.

Campbell is committed to an exploration program at the Santa Gertrudis Mine. The recent compilation of the results from airborne geophysics, radar satellite imagery, ground geophysical and soil geochemical surveys, together with drilling results have all contributed to a significantly better understanding of the complex mineralization process on the property. This information has already resulted in the more scientific selection of oxidized mineralization targets and the preliminary indentification of deep sulphide targets. With respect to the deep sulphide potential, the Company has obtained a "Carlin type" expert report confirming the strong similarity of the Santa Gertrudis property with typical Carlin deposits. The Company is engaged in initial discussions with significantly larger gold mining companies to review the possibility of forming a joint venture to explore the deep sulphide potential of the property, while continuing to explore for oxide mineralization itself. There can be no assurance that such a joint venture will be successfully formed or that additional reserves will be located on the property.


Gold prices have remained in the low US$300 per ounce range for the whole of the third quarter of 1997 and appear unlikely to increase significantly by year end. As discussed in the second quarter, the Company will reassess the outlook for gold in December, the beginning of the dry season in Panama, to determine how to proceed with the Cerro Quema gold project in Panama.

REVENUE

Revenue from metal sales decreased 20% to $13 million in the third quarter and 27% to $38.8 million in the nine months ended September 30, 1997 compared to $16.2 million and $53.3 million, respectively in 1996. The decrease is primarily attributable to the 17% decrease in gold production noted above combined with the 13% decrease in the average price received for gold sales during the nine months compared to the same period of 1996.

The average gold price received in the nine months ended September 30, 1997 was US$346 compared to US$395 in the comparable period of 1996. The average Comex market price was US$339 in the first nine months of 1997 compared to US$392 in 1996. The Company has hedged approximately 25% of its 1997 gold production at a price of US$380 per ounce of gold. Campbell's general policy is to hedge up to 50% of its gold production for up to two years, dependent on market conditions and capital expenditure commitments.

Revenue from copper production increased to 3.8% of metal sales in the first nine months of 1997 from 3.2% in 1996 due to the decrease in gold revenues. Copper production decreased to 988,000 pounds compared to 1,172,000 pounds in 1996 due to lower tonnage and copper head grades.

EXPENSES

Mining expense in the first nine months of 1997 was $34.3 million and $11.9 million in the third quarter of 1997 compared to $33.9 million and $11.1 million in the comparable periods of 1996. The overall cash production cost increased to US$294 per ounce of gold for the nine months and US$290 for the third quarter compared to US$240 and US$256, respectively in 1996.

The Joe Mann Mine produced 53,020 ounces of gold in the first nine months of 1997 and 17,420 in the third quarter compared to 54,620 ounces and 17,750 ounces in the comparable periods of 1996. The tons milled decreased to 195,200 tons in the first nine months of 1997 compared to 204,700 tons in 1996 while the mill head grade increased to 0.296 ounces of gold per ton compared to 0.290 ounces of gold per ton in 1996. The mill recovery rate was 93.8% in the first nine months of 1997 compared to 93.3% in 1996.

The cash production cost at the Joe Mann Mine increased marginally to US$268 per ounce produced in the first nine months of 1997 compared to US$265 for the comparative period in 1996 and decreased to US$250 per ounce in the third quarter of 1997 compared to US$255 in 1996.

The cash production cost at the Santa Gertrudis Mine was US$341 per ounce in the first nine months and US$353 in the third quarter of 1997 compared to US$210 and US$256, respectively in 1996. The increase is primarily due to the decrease in gold production to 28,560 ounces of gold in the first nine months and 10,790 ounces in the third quarter of 1997 compared to 44,150 ounces and 12,710 ounces, respectively in 1996. During the first nine months of 1997, 806,000 tonnes of ore with a grade of 1.67 grams per tonne and 5,753,000 tonnes of waste were mined compared to 760,000 tonnes of ore with a grade of 2.05 grams per tonne and 6,937,000 tonnes of waste in 1996.

Depreciation and amortization expense decreased to $6.8 million for the first nine months of 1997 compared to $8.5 million in 1996 due to lower gold production. On a per ounce produced basis, depreciation and amortization for the first nine months of 1997 was $83 per ounce compared to $86 per ounce in 1996.

Exploration expense increased to $4.2 million in the first nine months of 1997 compared to $2 million in 1996. The increase is attributable to the amortization and write-off of previously deferred exploration costs at the Santa Gertrudis

Mine totalling $4 million compared to $1.6 million in 1996. The remainder of the expense relates to general exploration overhead costs in Mexico.

Interest income for the nine months ended September 30, 1997 was $1.4 million compared to $2.5 million in 1996. The decrease is due to both the decrease in the average balance of interest bearing short-term deposits as a result of the capital expenditure programs described below and a decrease in interest rates.

The decrease in the income tax provision in the first nine months of 1997 to $nil from $0.7 million in 1996 primarily results from the recovery of deferred Quebec Mining Taxes in 1997 compared to a provision in 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's cash and short-term deposits and working capital decreased to $43.3 million and $54.1 million, respectively compared to $55.3 million and $65.5 million, respectively at December 31, 1996. The decrease is attributable to capital expenditures on the Cerro Quema project and the shaft deepening at the Joe Mann Mine as well as reduced cash flow from operations. Cash flow from operations before the net change in non-cash operating working capital decreased to $1.2 million in the first nine months of 1997 compared to $17.7 million in 1996. The decrease is due to the lower gold production and gold prices as discussed above.

Investment activities for the first nine months of 1997 include expenditures on natural resource properties of $25 million compared to $8.9 million in 1996. Expenditures include $7 million (1996 -$3.2 million) at the Joe Mann Mine which includes $5.1 million for the shaft deepening (1996 - nil), $2.9 million (1996 - $4.3 million) at the Santa Gertrudis Mine primarily comprising deferred exploration expenditures and the construction of Phase IV of the leach pad, and $15.1 million (1996 - $1.3 million) at the Cerro Quema property in Panama.

In the third quarter of 1997, the Company terminated part of its hedging program based on the view that gold prices were near the bottom of the current cycle. The Company received cash proceeds of $9.7 million on the termination which has been credited against the cost of the Cerro Quema project to which they related.

The Company's principal sources of liquidity are cash flow from the Joe Mann and Santa Gertrudis mines and the Company's working capital which amounted to $54.1 million at September 30, 1997. The Company is not aware of any significant uncertainties or risks with respect to liquidity and capital resources except for fluctuations in gold prices, the relative U.S./Mexican/Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems and other normal risks associated with underground and open pit gold mining.

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

            (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAMPBELL RESOURCES INC.




                                        /s/ PAUL J. IRELAND
                                        ---------------------------
                                            Paul J. Ireland
                                            Vice President, Finance


Toronto, Ontario
November 13, 1997