Form 10-K405
period 1997-12-31
CAMPBELL RESOURCES INC /NEW/
filed 1998-03-30
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-8488

                             CAMPBELL RESOURCES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Canada                                       Not Applicable
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

120 Adelaide Street West, Suite 1910, Toronto, Ontario M5H 1T1   Not Applicable
--------------------------------------------------------------   --------------
                  (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code (416) 366-5201

         Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which registered
         -------------------                 -----------------------------------------
         Common Shares                                New York Stock Exchange
         Common Share Purchase Warrants               New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 27, 1998, the registrant had outstanding 152,462,861 common shares, without nominal or par value, the only class of registrant's stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates at such date was US$66,511,311 (based on the closing price of such common share of US$0.4375 on such date as reported on the New York Stock Exchange, Inc. composite listings.)

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of registrant's Proxy Circular relating to an Annual Meeting of Shareholders scheduled to be held on May 19, 1998 are incorporated by reference into Part III of this report and certain portions of the 1997 Annual Report to shareholders are incorporated herein by reference into Parts I, II, and IV of this report. These portions of such Proxy Circular and Annual Report are filed as exhibits to this Form 10-K.

                             CAMPBELL RESOURCES INC.
                                      Index
                         Annual Report on Form 10-K for
                          Year Ended December 31, 1997

                                                                                              Page
                                                                                              ----
                                     PART I

Items 1. and 2.   Business and Properties..................................................     2

Item 3.           Legal Proceedings........................................................    23

Item 4.           Submission of Matters to a Vote of
                  Security Holders.........................................................    23

                                             PART II

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters..........................................    23

Item 6.           Selected Financial Data..................................................    24

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........................    24

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk...............    24

Item 8.           Financial Statements and Supplementary
                  Data.....................................................................    24

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.....................................................    24

                                    PART III

Item 10.          Directors and Executive Officers
                  of the Registrant........................................................    25

Item 11.          Executive Compensation...................................................    26

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management....................................................    26

Item 13.          Certain Relationships and Related Transactions...........................    26

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K..................................................    27

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

                              Rate at        Average
                           December 31        Rate (1)         High              Low
                           -----------        ----             ----              ---
         1993                0.7544           0.7751          0.7954            0.7478
         1994                0.7129           0.7301          0.7632            0.7105
         1995                0.7323           0.7286          0.7431            0.7076
         1996                0.7301           0.7332          0.7513            0.7235
         1997                0.6999           0.7198          0.7487            0.6961

(1) The average rate means the average of the exchange rates on the last day of each month during the year.

         On March 27, 1998, the noon buying rate for Cdn. $1.00 was US $0.7069.

         TONNAGES referred to in this report are to either short tons equal to 2,000 pounds, referred to herein as tons, or to metric tonnes, equal to 2,204.6 pounds and referred to herein as tonnes or metric tonnes. A reference herein to OUNCES means a troy ounce which is equal to 31.103 grams. To convert grams per tonne to ounces per ton, multiply grams per tonne by 0.029. DISTANCES are referred to either as miles, equal to 1.6093 kilometres; feet, equal to 0.305 metres; kilometres, equal to 0.621 miles; or metres, equal to 3.28 feet. ACREAGE is referred to as acres, which represents 0.4046 hectares; hectares, equal to
2.471 acres; or square miles equal to 640 acres or 258.99 hectares.

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

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.

This report contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such section. Such forward-looking statements concern the Corporation's operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors, including those identified under the "Risk Factors" section in Items 1 and 2 and elsewhere in this report, that may cause the actual results, performance or achievements of the Corporation, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: differences between estimated and actual ore reserves and recovery rates; failure of plant, equipment or processes to operate in accordance with expectations and specifications; changes to exploration, development and mining plans due to prudent reaction of management to ongoing exploration results, engineering and financial concerns; environmental costs; and fluctuations in gold price which affect the profitability and ore reserves of the Corporation. These risks and uncertainties are the normal risks involved in mining. Readers are cautioned not to put undue reliance on forward-looking statements. See "Risk Factors", and elsewhere in Items 1 and 2, and "Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7". The forward-looking statements are made as of the date of this report, and the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

         The Corporation is a gold mining and natural resource company whose principal assets are the Joe Mann gold mine (the "Joe Mann Mine") located in the Chibougamau area of northwestern Quebec, the Santa Gertrudis gold mine (the "Santa Gertrudis Mine") located in the State of Sonora, Mexico and the Cerro Quema gold property (the "Cerro Quema Property") located in the southern Azuero Peninsula in the Los Santos province of Panama. Segmented financial information with respect to the Corporation's domestic and foreign operations is set out in
Note 11 to the Corporation's consolidated financial statements for the year ended December 31, 1997. Such financial statements are filed as a part of Item 14 of this report.

         The Joe Mann Mine, an underground gold mine owned by Meston Resources Inc., a wholly-owned subsidiary of the Corporation, is located near the town of Chibougamau which is approximately 350 miles north of Montreal, Quebec. The Joe Mann Mine was brought into production by Campbell in 1987.

         In July 1994, the Corporation directly and through its subsidiary, Sotula Gold Corp., acquired all of the shares of three Mexican companies which held the Santa Gertrudis Mine from Phelps Dodge Corporation. The Corporation holds its interests in Mexico through its wholly-owned subsidiary, Oro de Sotula, S.A. de C.V. ("Sotula"). Sotula was formed in September 1994 through the merger of the Corporation's four wholly-owned Mexican subsidiaries. The Santa Gertrudis Mine is an open pit heap leach gold mine located near the town of Magdalena, Mexico, approximately 150 miles south of Tucson, Arizona. The Santa Gertrudis Mine was brought into production in 1991 by its previous owner. In December 1997, mining, operations were suspended due to low gold prices and insufficient developed ore reserves. Leaching operations will continue until the level of gold production is uneconomic, currently estimated to be into the second half of 1998. The Corporation continues to conduct an active gold exploration programme on the Santa Gertrudis property focussed on identifying additional ore reserves sufficient to permit mining operations to resume at a rate that is economic at the then prevailing gold price. There can be no assurance that gold prices will rise to a level or that sufficient ore reserves will be discovered and developed that will make it economic to resume mining operations.

         On March 4, 1996, the Corporation acquired all of the shares of Minera Cerro Quema, S.A., a Panamanian corporation ("Minera"), whose primary asset is the Cerro Quema Property. Such shares were purchased from Cyprus Exploration and Development Corporation, a Delaware corporation ("Cyprus"), of Englewood, Colorado, for a price of US$8,372,000 cash, pursuant to the exercise by the Corporation of a right of first refusal which the Corporation had acquired from Compania de Exploracion Mineral, S.A.("CEMSA"), a private Panamanian corporation. At the time of such acquisition, Minera was a wholly-owned subsidiary of Cyprus. Cyprus held a 100% interest in the Cerro Quema Property with CEMSA retaining a 3.5% net smelter return royalty (the "Royalty") and a right of first refusal on the sale of the Cerro Quema Property by Cyprus.


         In December 1995, Cyprus notified CEMSA that it had received an offer, which it considered acceptable, which offer triggered the right of first refusal. The Corporation acquired CEMSA's right of first refusal for aggregate consideration of US$500,000 cash and 1,460,000 Common Shares of the Corporation (the "Common Shares") payable as set forth below. CEMSA also agreed to reduce its Royalty from 3.5% to 2% of net smelter returns with respect to that portion of its Royalty relating to precious metals produced from the Cerro Quema Property. In consideration for this reduction, the Corporation issued a further 1,040,000 Common Shares to CEMSA as described below. On March 4, 1996, the Corporation completed its acquisition of Minera from Cyprus. On completion of this acquisition, the Corporation paid US$250,000 cash and issued 730,000 Common Shares to CEMSA.

         In November 1996, a positive feasibility study, at an assumed gold price of US$400 per ounce, was completed and presented to the Board of Directors on the basis of which approval was given to proceed with pre-production development including road construction and preparation of construction tender documents. Following completion of some additional test work and receipt of required permitting and exploitation concessions, final approval for the project was given on February 21, 1997. At the time of this approval, the Corporation also paid to CEMSA the remaining US$250,000 cash and, issued to CEMSA the 730,000 Common Shares for the right of first refusal and 1,040,000 Common Shares in consideration of the royalty reduction.

         In December 1997, as a consequence of sustained lower gold prices, the Corporation decided to defer further development of Cerro Quema until the gold price reaches a level that will ensure economic viability of the project. There can be no assurance that such gold prices will be attained.

         The Corporation continues to have, as one of its primary business objectives, the acquisition of additional sources of gold production through the acquisition of producing mines or developed properties. It is evaluating a number of such investment opportunities in North and South America.

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

         Campbell and its wholly-owned subsidiaries employed approximately 354 persons as of December 31, 1997, of which 228 were covered by collective bargaining agreements. The relationship of Campbell and its subsidiaries with their employees and contractors is considered by Campbell to be satisfactory. See "Employees" on pages 10 and 15.

         During 1997 and 1996, there were no material strikes or walkouts at the Joe Mann Mine. On September 14, 1996, the collective bargaining unit at the Joe Mann Mine, represented by Le Syndicat des Travailleurs-euses de la Mine Meston ("CSN"), consisting of 184 employees, approved a collective bargaining agreement covering a three year period with wage increases of 0.73% in the first year and 1.22% and in the second and third years. On February 8, 1996, a three year contract was approved by the Metallurgistes Unis d'Amerique covering 29 workers at the Camchib Mill (described below), under which the salary was maintained at current levels for the first year with levels for the second and third years to be increased at the same rate as was agreed to with CSN.

         In December 1997, the Corporation concluded an agreement with the National Union of Miners, Metallurgists and Similar Workers of the Mexican Republic, which represented the 143 hourly employees at the Santa Gertrudis Mine, with respect to the cessation of mining operations and termination of all employees covered by the agreement.

INTERCORPORATE RELATIONSHIPS

         The following chart illustrates the principal subsidiaries of the Corporation, together with the jurisdiction of incorporation of each company and the significant properties held by each company:



                             CAMPBELL RESOURCES INC.
                                    (Canada)

SOTULA GOLD CORP.    100%                100%     MESTON RESOURCES INC.
   (Canada)                                            (Quebec)
                                                    Joe Mann Mine
                                           Chibougamau Exploration Properties
                                                     Camchib Mill


     100%                                                 100%




ORO DE SOTULA, S.A. de C.V.                      MINERA CERRO QUEMA, S.A.
        (Mexico)                                         (Panama)
  Santa Gertrudis Mine                             Cerro Quema Property
 Exploration Properties



                                 [ FLOW CHART ]




THE JOE MANN MINE

         HISTORY

         The Joe Mann property was acquired in July 1980 by Meston Lake Resources Inc. ("Meston Lake"), a predecessor of Meston Resources Inc. ("Meston") (a wholly-owned subsidiary of the Corporation).

         The original deposit was discovered in 1950. A three compartment exploration shaft was sunk and some 859,000 tons of ore grading 0.176 oz/ton of gold had been mined and milled until June 1975 when rising costs coupled with poor recoveries prohibited further mining. Subsequently, Meston Lake acquired the mine and the shaft was dewatered in 1980 before financial problems put a halt to the operation.

         Campbell became involved in the Joe Mann property in 1983 when it acquired a minority position in Meston Lake and entered into a management agreement under which it designed and implemented an exploration programme and aided in the financing of this programme with the objective of determining the commercial viability of the project.

         The mine was dewatered in early 1985 and in June of that year, an underground exploration programme began. The exploration programme resulted in the discovery of 800,000 tons of ore reserves and prompted the decision to re-start production. Commercial production began on April 2, 1987 with proven and probable mineable reserves of 910,000 tons grading 0.22 ounces of gold per ton at December 31, 1986. During 1987, Campbell also increased its ownership in the mine to 100%. The mine has been in continuous production since 1987. During 1992, the No. 2 shaft was deepened to a depth of 2,676 feet. This deepening project opened up four new levels between the 1825 and 2350 foot levels. To date, the deposit has been mined along a 3,000 foot strike length to a depth of 2,350 feet and remains open at depth. During 1997 and 1998, the shaft is being deepened by 1,081 feet to a depth of 3,757 feet to permit six new levels to be mined. This project is under budget and on schedule to be completed by approximately June 1, 1998. (See "Mine Exploration and Development" on page 8).

         At the Joe Mann Mine, the Corporation's subsidiary Meston holds a number of mining concessions and a mining lease along with 25 mining claims surrounding the concessions. Under Quebec mining law, the Corporation's interest in the mining concessions and lease is maintained in good standing by payment of an annual rental fee of $25.00 per hectare or by the completion of $25.00 of exploration and development work annually per hectare. As to mining claims, a fee of $22.00 per claim must be paid and $500 of exploration work incurred every two years. Exploration expenses may be carried forward to future years and may be applied to claims within a 3.2 square kilometre block distance. Current work credits will entitle the Corporation to retain currently held mining claims for in excess of twenty years. Under the exploration agreements with SOQUEM described under "Mineral Exploration Properties--Chibougamau Exploration Properties" on pages 17 and 18, SOQUEM pays the annual fees and incurs the expenditures necessary to keep the applicable mining claims in good standing.

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

         The following table summarizes diluted mineable reserves estimated by management and calculated as at December 31, 1997 on the basis of gold prices of US$300 per ounce in 1998, US$325 in 1999 and US$375 thereafter and as at December 31, 1996 and 1995, on the basis of gold prices of US$375:

                      PROVEN AND PROBABLE MINEABLE RESERVES

                   December 31, 1997                       December 31, 1996              December 31, 1995

                                   Grade                                   Grade                       Grade
                 Tons             (oz/ton)               Tons            (oz/ton)         Tons        (oz/ton)
Proven         489,931             0.239                515,522            0.277          664,000      0.264
Probable        63,486             0.232                211,869            0.245          210,840      0.295
               -------             -----                -------            -----          -------      -----
Total          553,417             0.238                727,391            0.268          874,840      0.272
               =======             =====                =======            =====        =========      =====


         The total diluted proven and probable mineable reserves at the Joe Mann Mine decreased by 173,974 tons from 727,391 tons at December 31, 1996 to 553,417 tons at December 31, 1997. After taking into account production during 1997 of 266,439 tons grading 0.299 ounces per ton, the total diluted proven and probable mineable reserves increased on a net basis during this period by 92,465 tons. The decrease from December 31, 1996 to 1997 reflects the development of remaining known reserves above the 2350 foot level, the deepest level currently accessible from the No. 2 production shaft. Access to the mineralization below the 2350 foot level will be achieved on completion of the deepening of the No. 2 production shaft which is expected to be completed by mid 1998.

         MINE EXPLORATION AND DEVELOPMENT

         Extensive lateral mine development and underground diamond drilling were carried out during the last two years. In 1997, 18,513 feet of lateral development and 103,670 feet of diamond drilling were completed at a cost of approximately $4,871,000 net of deferred revenue from development ore. This compares to 19,300 feet of lateral development and 192,300 feet of diamond drilling completed during 1996 at a cost of $5,750,000. As a consequence of this programme, continuity of gold mineralization has been confirmed to a depth of 3,700 feet, 1,350 feet below the current deepest production level of the mine and mineralization remains open at depth. To date, widths are consistent with and grades are somewhat higher than those encountered in the currently mined areas.

         Total development and diamond drilling expenditures in 1998 are currently projected at $4,733,000 which will fund 24,915 feet of lateral development and 72,000 feet of diamond drilling; however these capital expenditures are currently being analysed, in light of sustained lower gold prices, to determine whether any expenditures can be postponed without negatively impacting future production. These activities will concentrate on exploration of the West Zone and the main orebody above the 2350 foot level of the mine.

         The 1,081 foot deepening of the No. 2 production shaft to facilitate the opening of six new production levels to a depth of 3,757 feet, was commenced in December, 1996. The capital costs of the shaft deepening will be approximately $13.5 million of which approximately $8.2 million had been incurred up to December 31, 1997. The shaft deepening is expected to be completed by mid 1998. The No. 2 production shaft is constructed to permit future deepening without interruption of production.

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

         In April 1995, a $1.35 million underground exploration programme was approved to investigate the West Zone. The programme commenced in June, 1995. An exploration drift along the 1650 foot level encountered gold mineralization 1,820 feet west of the No. 2 production shaft. A 455 foot interval along the drift averaged 0.27 ounces of gold per ton across a 6.0 foot width. The zone was tested both above and below the drift by 197 short drill holes totalling 43,000 feet. To test the depth potential of the West Zone, 18 deep holes were drilled from the

1650 foot level exploration drift. These holes encountered ore grade gold mineralization down to depths of 3,600 feet and also confirmed that the West Zone approaches the shaft at depth.

         During 1997, three additional exploration drifts were commenced, along the 1825, 2000 and 2175 foot levels, west of the No. 2 production shaft from which approximately 30,000 feet of drilling was completed. The drill results to date confirm the presence of ore-grade intersections. In order to confirm ore continuity and conserve cash in view of lower gold prices, a decision was made to suspend further development on the 2175 foot level for the time being. A raise is being driven from the 1825 to the 1650 foot level in the centre of the mineralization to enable further sampling and analysis of the continuity of the West Zone. If the continuity is confirmed, similar raises will be completed between the 2175, 2000 and 1825 foot levels to further examine the continuity of the West Zone at depth. Based on the geology and results to date, management continues to consider the potential of the West Zone to be good and is optimistic that an economic orebody will be defined in this area.

         MINING

         Mining is predominantly carried out using the shrinkage stope mining method and currently all stope production comes from above the 2350 foot level. In 1997, 68% of the ore came from the shrinkage stopes, 14% from longhole stoping and 18% from development. The production capacity of the No. 2 shaft system is estimated to be 2,000 tons per day assuming 12 hours of hoisting per day. The No. 1 shaft is now inactive, but is maintained to provide standby support for the operation.

         Mining operations in the stopes utilize jackleg drills and high explosives to break the rock. Ore is loaded into five-ton ore cars at stope draw-points and trammed by electric locomotives to an ore pass. Mucked ore is passed through a rock breaker then hoisted to the surface. All production and development ore is hoisted from the No. 2 production shaft to the surface. The equipment used in the mining operations is regularly maintained and is in good working order.

         The following table sets out production from the Joe Mann Mine for the past three years:

                                  JOE MANN MINE
                               PRODUCTION SUMMARY

                                              Year ended December 31

                                         1997           1996           1995
                                       --------       --------       --------
Tons Milled                             266,000        266,000        282,000
Gold Grade (oz./ton)                      0.299          0.290          0.252
Copper Grade (%)                          0.280          0.302          0.291
Gold Produced (ounces)                   73,500         70,400         64,500
Copper Produced (000's lbs)               1,367          1,473          1,494
Cash Operating Costs (1)
(US$ per oz of gold)                   $    264       $    272       $    284

(1) Operating costs include smelting and refining charges, net of copper and silver by-product credits.

         MILLING

         Ore from the Joe Mann Mine is transported approximately 40 miles by truck to the Corporation's Camchib Mill for processing. The Camchib Mill was commissioned in 1955 and is regularly maintained.

         During 1997, the gold recovery rate at the Camchib Mill which processed ore from the Joe Mann Mine was 93.9% and the copper recovery rate was 96.3% compared to 93.2% and 96.3% respectively in 1996. The higher gold recovery rate reflects the higher millhead grade and the mill circuit improvements made in late 1994 and the continued subsequent refinements to the process. The mill process includes three separate circuits; a gravity circuit, a flotation circuit and a cyanide circuit. Original design capacity at the Camchib Mill was 3,500 tons per day as a flotation mill. The Camchib Mill was modified to include a cyanide circuit. Gold recovered from the gravity and cyanide circuits is formed into dore bars on site and is shipped to the Royal Canadian Mint for refining. The flotation circuit uses standard technology to produce a copper-gold concentrate. The copper-gold concentrate is shipped by rail to Noranda Inc.'s Horne Smelter in Rouyn/Noranda, Quebec for smelting and refining.

         EMPLOYEES

         At the Joe Mann Mine, 256 persons were employed as of December 31, 1997 of whom 174 were covered by a collective bargaining agreement with Le Syndicat des Travailleurs-euses de la Mine Meston (CSN) with respect to the mine workers and 27 were covered by a collective bargaining agreement with Les Metallurgistes Unis d'Amerique (the United Steelworkers of America) with respect to mill workers.

         During 1997 and 1996, there were no material strikes or walkouts at the Joe Mann Mine. On September 14, 1996, the collective bargaining unit at the Joe Mann Mine, represented by CSN, approved a collective bargaining agreement covering a three year period with wage increases of 0.73% in the first year and 1.22% and in the second and third years. On February 8, 1996, a three year contract was approved by the Metallurgistes Unis d'Amerique, under which the wage structure was maintained at current levels for the first year with levels for the second and third years to be increased at the same rate as was agreed to with CSN.

         NET SMELTER ROYALTY

         In May 1993, Meston sold a graduated net smelter return royalty to Repadre Capital Corporation, a subsidiary of Dundee Bancorp Inc., for $3 million cash. The royalty, based on production from the Joe Mann Mine, is 1.8% at gold prices up to Cdn$500 per ounce increasing to 3.6% at gold prices of Cdn$625 per ounce and greater. A 2% royalty is also payable on copper production in excess of 5 million pounds per year and silver production in excess of 1 million ounces per year. For the year ended December 31, 1997, $593,000 was paid to Repadre under this agreement compared to $781,000 paid for the year ended December 31, 1996.

THE SANTA GERTRUDIS MINE

         HISTORY

         The previous owner of the Santa Gertrudis Mine, Phelps Dodge Corporation, through its Mexican exploration subsidiary, began to explore the Santa Gertrudis district in 1984. The district was recognized to have potential for sediment-hosted gold in fine-grained chemiclastic rocks similar to the gold deposits of the Carlin trend in Nevada. By April 1986, the first deposit was discovered and as exploration continued, an additional eight deposits were discovered soon thereafter. A preliminary feasibility study was completed in 1987 and the final feasibility study completed in October 1988. In 1989, Compania Minera Santa Gertrudis was formed for the purpose of holding the concessions where deposits had been identified and for the eventual mining of the deposits. The decision to begin production was made in 1989 and facility construction started in May 1990. See also page 2 for history of Santa Gertrudis.

         The first shipment of gold precipitate from the initial 2,000 metric tonne of ore per day heap leach facility was made in June 1991. The initial capital investment was US$28.4 million including pre-operating costs of US$5.9 million. In 1992, an expansion was completed increasing mine production to 3,000 metric tonnes of ore per day.

         LOCATION, ACCESS AND INFRASTRUCTURE

         The Santa Gertrudis Mine is located mid-way between Tucson, Arizona and Hermosillo, Sonora, Mexico, 80 miles south of the United States-Mexico border. The property is accessible by road which is paved except for the last 20 miles. The town of Magdalena is located about an hour drive from the site. The Santa Gertrudis Mine consists of a series of open pits, a heap leach facility, a processing plant and associated facilities. In September 1995 the Santa Gertrudis Mine property was expanded by 28.2 square miles. Approximately half of the new property was acquired through staking with the other half acquired through option agreements that allow the Corporation to earn 100% interest through staged payments aggregating a maximum of US$1,000,000 over a five year period. During 1996, 6 square miles were added to the property through staking. During 1997, one of the five option agreements entered into in 1995 was exercised with total payments, including previous option payments, of US$200,000. The claims acquired include the recently developed La Trinidad deposit. Also during 1997, an additional 22.87 square miles were acquired through staking and a lottery process. One claim acquired in 1995 was reduced in size by 11.6 square miles after initial work had defined the ground with most prospective interest. The present property consists of 45 claims comprising 23,678 hectares or 91.42 square miles.

         The Corporation's subsidiary, Sotula holds both exploration and exploitation concessions. To maintain these concessions, Sotula was required either to incur exploration or development work or to have production revenues in 1997 amounting to approximately US$1.1 million or US$47 per hectare. Exploration and development expenditures and production revenues for 1997 were considerably in excess of this requirement. The excess from 1997 and prior years can be carried-forward and should be sufficient to cover requirements for the foreseeable future on all of the strategic claims. Some claims may be dropped or reduced in size in the future if additional work fails to indicate potential for economic mineralization. However, prior years' work plus planned exploration expenditures exceed estimated work requirements for the foreseeable future on all claims. In addition, an aggregate of US$74,000 was paid for property taxes during 1997.

         The mine site includes a diesel power plant, four-bay maintenance shop, warehouse, modern office and telecommunications network, medical building, recovery plant, kitchen, recreational building and residential quarters for employees.

         GEOLOGY

         The gold deposits are generally located within a nine mile by two mile belt of sedimentary rocks that trends northwesterly along the southern range front of Cerro Azul. Mineralization occurs throughout the stratigraphic section; however, economically significant deposits are preferentially hosted by limey siltstone and carbonate rocks. The Santa Gertrudis deposits have strong geological similarities to the deposits in the Carlin trend in Nevada. Mineralized zones are usually completely oxidized and other Carlin features such as siliceous alteration, jasperoid zones, carbonaceous material and low angle thrusting are also present at Santa Gertrudis. Thirty-eight gold deposits and occurrences, including the recent discoveries of La Trinidad and Greta, have been identified in the District. Additional prospects are in the early stages of exploration.

         MINEABLE RESERVES

         The following table summarizes mineable reserves estimated by management:

                      PROVEN AND PROBABLE MINEABLE RESERVES

                     December 31, 1997             December 31, 1996                    December 31, 1995

                                  Grade                         Grade                                Grade
                    Tonnes       g/tonne         Tonnes        g/tonne         Tonnes               g/tonnes
                    ------       -------       ---------       -------       ----------             --------
Proven              Nil           -            1,287,000         1.87         1,008,000                2.28
Probable            Nil           -              291,000         1.46           297,000                1.85
                                               ---------         ----         ----------               ----
Total               Nil           -            1,578,000         1.79         1,305,000                2.18
                                               =========         ====         ==========               ====

         Production during 1997 was approximately 1,021,380 tonnes grading 1.71 grams per tonne. Approximately 175,891 tonnes of additional proven and probable reserves grading approximately 0.93 grams per tonne were added to reserves during 1997. This resulted in an overall decrease in proven and probable material to 732,862 tonnes grading approximately 1.69 grams per tonne net of production during the period. Due to lower gold prices and because the quantity of material is insufficient to support costs, this material no longer meets the definition of reserves and has been reclassified as possible mineralized material.

         Since the acquisition of the Santa Gertrudis Mine in July, 1994, based on the ore placed on the leach pads and the gold recovered, a recovery rate of approximately 72% has been experienced. Leaching operations will continue until the level of gold production is uneconomic, currently estimated to be into the second half of 1998.

         OPERATIONS

         Current low gold prices and insufficient developed ore resulted in mining operations being suspended on December 7, 1997 to permit focus to be placed on building ore reserves through exploration. Mining operations will resume when sufficient reserves have been discovered and developed to enable mining to be carried out at a rate that is economic at the then prevailing gold price. There can be no assurance that gold prices will rise to a level or that sufficient ore reserves will be discovered and developed that will make it economic to resume mining operations.

         Until December, 1997, mining had been carried out on a continuous, round-the-clock basis with hydraulic shovels, front-end loaders, drills and a fleet of twelve 50-tonne haulage trucks. Two 85-tonne haulage trucks were acquired in 1996 to allow more efficient and lower cost stripping of new deposits. The average mining rate during 1997 was approximately 22,000 tonnes per day of which approximately 3,000 tonnes was ore representing a strip ratio of 6.3. The ore is oxidized and processing utilizes conventional heap leach technology. Approximately 70% of the ore was crushed to minus three inches before delivery to the leach pads and the remaining 30%, representing fines, was amenable to direct delivery to the leach pads. Sodium cyanide solutions are dripped over the ore piles on the leach pads and the gold-enriched solutions are collected in solution ponds. Extraction of the gold from the gold-enriched leach solutions is accomplished by pumping the solutions through a series of carbon columns. The gold is adsorbed onto the carbon that is subsequently transported to the plant for stripping using a hot caustic solution. Zinc dust is added to the gold-laden strip solution to facilitate precipitation of the gold. A filter system collects the gold-rich zinc precipitate which is then dried. The zinc precipitate containing 75 to 90% gold and approximately 5% silver is shipped to the United States for final refining.

         A Phase IV leach pad was completed in mid 1997 to the east of the existing Phase I pad at a cost of approximately US$400,000. The Phase IV leach pad provides an additional 2.0 million tonne capacity.

         The following table sets out production from the Santa Gertrudis Mine for the past three years:

                              SANTA GERTRUDIS MINE
                               PRODUCTION SUMMARY

                                          Year ended December 31
                               ------------------------------------------
                                  1997           1996             1995
                               ----------       --------       ----------
Tonnes ore mined                1,021,000        965,000        1,135,000
Gold Grade (g/tonne)                 1.71           2.06             2.17
Gold Recovery (%)                    69.5           84.6             66.4
Gold Produced (ounces)             39,200         54,400           55,600
Cash Operating Costs (1)       $      333       $    227       $      205
(US$ per ounce of gold)


(1) Operating costs include mining, plant, administration and transportation costs.

      Cash operating costs per ounce of gold for 1997 were US$333 compared to US$227 for 1996. This higher unit cost is primarily attributable to the reduced gold production.

      EXPLORATION

      Exploration expenditures for 1997 were $3.7 million compared to $4.9 million in 1996. Exploration initiated at the beginning of the year at Santa Gertrudis was primarily designed to delineate easily accessible deposits that would provide near-term production. While efforts to find mineralization within the mine area were successful, finding easily accessible, near-surface economic deposits around the mine was difficult. At mid-year, exploration was re-focused to begin evaluating large portions of the property that, in the past, had received little, if any, exploration. More than 250 holes totalling in excess of 26,800 metres were drilled to explore and develop reserves at Santa Gertrudis in 1997.

      Three major structures with significant gold-bearing potential were identified southeast of the mine following completion of a comprehensive compilation program. These major structures were the focus of exploration during the remaining portion of 1997 and will continue to be the focus of exploration in 1998. The La Gloria shear zone is a structure that is associated with three exploration targets known as the El Tigre, Nadia and Tracy zones. These three zones extend over a 1.1 kilometre section of the La Gloria shear zone, leaving approximately 4.4 kilometres of the structure as yet unexplored. The Tracy zone was discovered during exploration along a resistivity low anomaly interpreted to represent a fault structure detected by airborne geophysical surveying. Subsequent trenching and drilling has confirmed the presence of mineralization at depth. The Tracy zone has a known strike length of 125 metres and ranges in width up to 38 metres and remains open along strike to the south and at depth. Further south along the La Gloria shear zone are the Nadia and El Tigre zones. Many of the drill holes testing the El Tigre zone intersected economic grades of oxidized mineralization. The Nadia zone, located between the Tracy and El Tigre has undergone initial exploration including sampling, mapping and trenching with encouraging results.

      A second structure known as the Ontario shear zone occurs as a splay branching off of the La Gloria shear zone. Trenching, channel sampling and drilling have delineated a 450 metre-long target area associated with the Ontario shear that hosts the Greta Northeast, Greta Hill, Greta Ontario and Greta Sur zones. To date more than half of the holes returned multi-gram intersections over widths of up to 4.5 metres. The 500 metre-long interval between the junction of the Ontario and La Gloria shear zones and the southwestern most drilling on the Greta Shear also appears promising with two surface samples assaying 23.09 and 13.91 grams gold per tonne.

      A program of soil sampling, trenching and preliminary drilling is continuing to evaluate the Esperanza, Lupita and Lupita South zones which are associated with the 5 kilometre-long Esperanza-Lupita fault zone, situated southeast of the Ontario shear zone. Sampling has returned high gold values of up to 267 grams per tonne over 0.5 metres.

      Additional focused exploration is planned for targets on all three structures in order to establish new oxide reserves which may permit mining to re-commence. In addition, Campbell has started to investigate the potential for deeper gold-bearing sulphide mineralization. A report by independent mineral consultants concluded that the property has potential for a deep Carlin-type target and that the geology, structure, geochemistry, geophysics and mineralization are similar to the Post-Betze deposit located in Nevada's Carlin Trend. Results of Campbell's exploration efforts and the independent report supporting the similarities between Santa Gertrudis and the Carlin Trend prompted management to seek a joint venture partner in order to undertake a systematic exploration program to evaluate the deep sulphide potential. Several senior mining companies with experience in exploring for and mining Carlin-type orebodies have visited the property and concurred that there appears to be excellent potential for the property hosting Carlin-type orebodies; however the current prevailing low gold prices have resulted in exploration budgets being drastically cut within the gold mining industry making it difficult to consummate a joint venture exploration program at this time.

      EMPLOYEES

      During 1997, the Santa Gertrudis Mine employed approximately 230 persons of whom approximately 150 were covered by a collective bargaining agreement. In December, 1997, the Corporation concluded an agreement with the National Union of Miners, Metallurgists and Similar Workers of the Mexican Republic ("Union") pursuant to which mining operations were suspended and 143 employees covered by the collective bargaining agreement were terminated. An additional 55 employees not covered by the collective agreement were also terminated. The aggregate cost of these terminations was approximately US$637,000. It is expected that approximately 48 employees will continue to be employed while leaching continues. See "Operations" above.

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

      At the Cerro Quema Property, the Corporation's subsidiary, Minera Cerro Quema, S.A. held exploration concessions covering approximately 20,000 hectares which comprise the Cerro Quema Property. These exploration concessions were converted to three extraction concessions totalling 15,000 hectares in February, 1997. Pre-extraction activities, which must commence within one year of the date of the extraction concession, commenced in December, 1996. The mining law permits a reduction or cessation of activities if prevailing economic conditions hinder continuing activities. Under Panamanian mining law, a 2% net smelter return royalty is payable on production. In addition, an annual surface tax of approximately US$1.00 per hectare is also payable.

      GEOLOGY

      The geology at the Cerro Quema Property consists of host volcanic rocks which originally contained pyrite and very low-grade gold. These rocks have been highly weathered to result in a concentration of gold near the surface. The highest grade ore is at the surface, with the grade gradually declining with depth down to the lower limit of the oxidation boundary. Three near-surface oxide deposits, the La Pava, Quema West and Quemita, currently comprise the project, of which the La Pava deposit is the largest. The Quema West and Quemita deposits are adjacent to each other and approximately 2.5 to 3.0 kilometres from the La Pava deposit.

      The local topography consists of steep canyons and narrow ridges with little or no extended flat or gently sloping areas. Below the steeper ridge crests and canyons that form the core of the project area, the topography, although still mountainous, is not as extreme and some wider canyons or valleys and rolling hills are present.

      MINEABLE RESERVES

      In preparing a positive feasibility, the Corporation has carried out a detailed review of the data produced by Cyprus on the property and has completed some confirmation drilling and test work. It is believed that Cyprus spent approximately US$8.5 million on work on the property, including 17,000 metres of reverse circulation drilling and 4,500 metres of diamond drilling. The following table sets out the probable mineable reserves as estimated by the Corporation in the feasibility study based on a gold price of US$400 per ounce.

                                    Tonnes                 Grade g/tonne
                                    ------                 -------------
         Probable             8.8 million tonnes                  1.16

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

      MINE FEASIBILITY AND DEVELOPMENT

      In November, 1996, a positive feasibility study was completed and presented to the Board of Directors on the basis of which approval was given to proceed with pre-production development including road construction and preparation of construction tender documents. Following completion of some additional test work and receipt of required permitting and exploitation concessions, final approval for the project was given on February 21, 1997.

      The positive feasibility study estimates the capital costs to develop an open pit heap leach mine capable of producing 50,000 ounces of gold annually at US$32.8 million which includes provisions for contingencies. The capital costs will be funded from available cash and through debt financing, if necessary. Based on existing reserves the feasibility study indicates an estimated minimum mine life of six years. At such time as production may commence, the Cerro Quema Mine is expected to have approximately 170 employees.

      Construction and upgrading of the access road commenced in mid-November and was completed in late February, 1997. During the 1997 dry season, from December 1996 to April 1997, main construction activities included the start of the La Pava haul road, earthmoving and levelling of the general plant site area, and initial construction of leach pad pond stability dams and the camp infrastructure. Total construction and equipment cost incurred to December 31, 1997 was US$13.4 million.

      In June, 1997 construction at the Cerro Quema gold project was temporarily suspended by government order following heavy rainfalls which created high levels of sedimentation in the local rivers. The Company, working in conjunction with the Panamanian authorities, resolved the problem by completing a program of sedimentation control and revegetation. As a result of these environmental efforts, a resolution was passed lifting restrictions on the project's development. In December 1997, as a consequence of sustained lower gold prices, the Corporation decided to defer further development of Cerro Quema until the gold price reaches a level that will ensure economic viability of the project. The project has been placed on a care and maintenance basis for 1998.

      EXPLORATION POTENTIAL

      A large portion of the 75 square mile property has only been covered by reconnaissance exploration, usually including stream sediment sampling and rock sampling on exposed ridges. More extensive road access that has been built within the past year will allow for exploration of a number of existing prospective exploration targets. An exploration program will be initiated when economics permit the project to proceed and once access and infrastructure are in place.

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

      In June 1992, Meston entered into two agreements with the Societe quebecoise d'exploration miniere ("SOQUEM") under which SOQUEM could expend up to $7 million towards exploration programmes on the Meston and Chibougamau properties. During 1995, these agreements were amended to extend their term and increase the expenditures. In July 1997, these agreements were further amended to provide that, SOQUEM can earn a 50% interest in the Meston property which comprises 148 claims and one mining concession (and excludes the Joe Mann Mine), in exchange for spending $1.6 million in the five year period ending June 1, 2002 and a 50% interest in the Chibougamau properties, which comprises 198 claims and three mining concessions, by spending $750,000 in the five year period ending June 1, 2002. During 1997, 4 claims located northwest of the Joe Mann Mine were added to the Meston property agreement, excluding the lateral and at depth extension of the Main Zone of the Joe Mann Mine protected by a 500 foot wide corridor north of the Main Zone. A separate third agreement was also entered into with SOQUEM covering 4 claims and one mining concession located northeast of the Joe Mann Mine, excluding the lateral and at depth extension of the Main Zone of the Joe Mann Mine protected by a 500 foot wide corridor north of the Main Zone, pursuant to which SOQUEM can earn a 3.5% net smelter return by expending $400,000 over the five year period ending June 1, 2002. Meston has the right to repurchase the net smelter return, if earned, for $600,000 on or before June 1, 2002 or $1,000,000 on or before June 1, 2007. Amounts expended under this agreement shall also be credited against the spending requirements under the Meston property agreement. As additional consideration for the 1997 amendments, SOQUEM agreed to fund $100,000 of underground drilling on the North Zone of the Joe Mann Mine. This amount was credited to the $1.6 million of required expenditures on the Meston property

      Should SOQUEM not spend the amounts set out above, SOQUEM will earn no interest in the properties. Meston has retained the right of first refusal to treat any ore produced from these properties at its Camchib Mill. If either party fails to fund its pro rata share of expenditures once SOQUEM has earned its 50% interest, the defaulting party will have its interest diluted. If either party's interest is diluted to 15% or lower, such party's interest will automatically revert to a 3% net smelter return.

      From the inception of the programme in 1992 to December 31, 1997, SOQUEM has spent approximately $2,620,000 on the Meston property and $2,450,000 on the Chibougamau properties including $72,000 on the Meston properties and $19,000 on the Chibougamau properties since the effective date of the 1997 amendment. The Company is not responsible for sharing expenditures with respect to the referenced properties.

      During 1997, under the Meston property agreement, SOQUEM explored the Norhart structure located 2,800 feet north of the Joe Mann Mine, subparallel to the Joe Mann system. Nine diamond drill holes were completed totalling 9,820 feet and some stripping was carried out to expose the vein for 300 feet along strike. In 1998, a $320,000 drilling program is planned pending involvement of a third party. Under the Chibougamau property agreement two diamond drill holes were completed into the extension of the Henderson-Portage shear zone. Minor gold and copper values were intersected. During 1998, a $270,000 drill programme is planned on the same shear zone.

      MEXICAN EXPLORATION PROPERTIES

      In addition to the Santa Gertrudis Mine, Sotula currently holds eight exploration properties covering approximately 3,500 hectares as well as 2,000 hectares under option in Sonora State. During 1997, approximately $47,000 was expended on these gold properties and evaluation of acquisition prospects. No exploration work is budgeted for exploration outside of the Santa Gertrudis property for 1998.

      WILDCAT PROPERTY

      In January, 1995, Campbell acquired the Wildcat advanced exploration gold property located in Nevada from Lac Minerals (USA), Inc. for US$300,000. This property is located 80 miles northeast of Reno, Nevada. This area will require further drilling to determine whether the project could be economic. Near-surface higher grade oxide material would be amenable to low cost open pit heap leach mining. The Corporation's interest in the Wildcat property consists of 315 mining claims held directly and under lease agreements. Annual federal and county rental/maintenance fees amounted to US$33,000 in 1997. There are no work assessment requirements. Advance royalty payments of US$29,000 per year are payable pursuant to lease agreements. In November, 1996, Campbell entered into an option to purchase agreement with Sagebrush Exploration Inc. pursuant to which Sagebrush may acquire the Wildcat property until November, 1997 for US$650,000. An initial payment of Cdn$100,000 was received on signing of the option agreement. This agreement has been extended until May 29, 1998 in consideration for which Sagebrush has paid Campbell a further Cdn$200,000 which will be credited towards the exercise price. Campbell has been advised that the option will be exercised on or before March 31, 1998.

CAMPBELL FINANCINGS

      On February 8, 1996, the Corporation entered into an underwriting agreement with First Marathon Securities Limited, Nesbitt Burns Inc. and CIBC Wood Gundy Securities Inc. (the "Underwriters") pursuant to which the Corporation sold 18,000,000 Units, each Unit consisting of one Common Share and one-half of a Common Share Purchase Warrant (a "Warrant"). Each whole Warrant entitles the holder to purchase one Common Share for US$1.50 on or before February 26, 1999. The Corporation received approximately US$21,150,000 from the Underwriters net of underwriting fees and before deducting other expenses of sale, from the sale of such securities. The 18,000,000 Common Shares and 9,000,000 Warrants were registered under the Securities Act of 1933 (the "Act"), on a Registration Statement on Form F-10 (Registration No. 333-770). Reference is made to the Prospectus, dated February 9, 1996, contained in said Registration Statement for a description of the details of such offering and to the Warrant Indenture, referred to in such Registration Statement for the terms of the Warrants. The Corporation has separately registered under the Act the 9,000,000 Common Shares issuable upon the exercise of the Warrants pursuant to a Registration Statement on Form F-3 (Registration No. 333-1882) which was declared effective on July 25, 1996.

      In July, 1994, concurrent with the acquisition of Santa Gertrudis, the Corporation entered into an underwriting agreement with First Marathon Securities Limited pursuant to which the Corporation sold US$11,005,000 aggregate principal amount of 7 1/2% Convertible Subordinated Debentures (Unsecured) (the "7 1/2% Debentures"). The 7 1/2% Debentures will mature on July 21, 2004, the tenth anniversary of their date of issue. The 7 1/2% Debentures are convertible at the option of the holder into Common Shares at any time prior to maturity at a conversion price of US$0.50 per Common Share. The 7 1/2% Debentures are redeemable for cash at any time after the fifth anniversary of the date of issue and, at the Corporation's option, may be redeemed in Common Shares on the basis of one Common Share for each US$0.50 of 7 1/2% Debenture principal being redeemed. The right of the Corporation to redeem the 7 1/2% Debentures for cash or Common Shares is conditional on the average price of the Common Shares exceeding US$0.50 during a period of 20 consecutive days prior to notice of redemption. The Corporation may, at its option, repay the 7 1/2% Debentures at maturity by issuing Common Shares of the Corporation at the conversion price of US$0.50 per Common Share. To March 20, 1998, debenture holders had converted US$6,352,000 of debenture principal into 12,704,000 Common Shares. Debentures in the amount of US$4,653,000 remain outstanding as of March 20, 1998.

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

ENVIRONMENTAL MATTERS

      The Corporation believes that it and its subsidiaries are currently complying in all material respects with applicable environmental legislation. During 1995, proposed amendments to the Quebec Mining Act relating particularly to rehabilitation and restoration plans came into force. This legislation required that a rehabilitation and restoration plan be submitted for approval within one year of the legislation coming into force and that a financial guarantee be furnished with respect to such plan. The Corporation filed a preliminary rehabilitation and restoration plan on March 9, 1996, and has filed additional information required thereunder within the extensions granted by Quebec mining authorities. The plan is pending approval. Annual financial guarantees are required to be filed in connection with the rehabilitation and restoration plan within 15 days of approval of the plan. The Corporation estimates that these annual amounts will range from $95,000 in the first year to $658,000 in the fourth year. The Corporation currently accrues for the estimated site restoration costs at the Joe Mann Mine over the estimated life of the mine. At the Joe Mann Mine, the total cost of completing the work contemplated under the rehabilitation plan filed on March 9, 1996 is estimated at $2,000,000. This work is to be completed over a four year period and as a consequence is not anticipated to have a material effect on the Corporation's financial condition.

      At the Santa Gertrudis Mine in Mexico, based on general guidelines total reclamation costs are currently estimated at US$384,000 which has been accrued in the Corporation's books. This estimated cost will be more than exceeded by the salvage value of plant and equipment. Only limited reclamation will be carried out while the exploration programme continues.

      On an ongoing basis, environmental compliance costs are not material at the Joe Mann Mine or the Santa Gertrudis operation.

      At the Cerro Quema Property in Panama, the feasibility study indicates rehabilitation costs of up to US$2,000,000 which will be covered by the salvage value of the plant and equipment. Three environmental studies were filed. A Preliminary Evaluation and an Environmental Reconnaissance study were filed by the previous owner and an Environmental Viability study was filed by the Corporation and was approved in December, 1996. Based on current legislation and the recent experience of other mining projects, the Corporation believes that environmental compliance can be achieved without material impact on the economics of the Project. See Mine feasibility development on pages 16 and 17 for a discussion of stop work orders issued by Panamanian authorities in June, 1997 as a consequence of heavy rainfall and sedimentation problems.

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

      The Cerro Quema Property is a low grade open pit heap leach project located in a region of steep topography which experiences seasonally heavy rainfall. While the rainfall has been taken into account in preparing the feasibility study, and the Corporation believes that its impact on the project can be managed; given the difficulties experienced during 1997, (see "Mine Feasibility and Development" on pages 16 and 17), there can be no assurance that excessive rainfall will not have an unforeseen negative impact on the construction schedule, operating conditions, recovery rates or environmental compliance.

      While the feasibility study for the Cerro Quema project was carefully prepared by experienced engineers and advisors, no assurance can be given that gold prices will improve to a level that the Cerro Quema Project can proceed or that it can be completed as contemplated in the feasibility study for the estimated costs or within the estimated time schedule. Also no assurance can be given that the intended production schedule or estimated operating costs can be achieved. While appropriate testing has been carried out by the Corporation and its independent mining experts, there can be no assurance that recovery rates achieved in small scale laboratory tests will be achieved under onsite conditions or in production scale leaching.

      Gold prices are subject to volatile price movements over short periods of time and are affected by numerous factors, all of which are beyond the Corporation's control, including expectations for inflation, levels of interest rates, sales of gold by central banks, the demand for gold, global or regional political, economic and banking crises and production rates in major gold producing regions. The aggregate effect of these factors is impossible to predict with any degree of certainty. Although the Corporation does engage in some limited hedging from time to time to protect against a portion of the volatility (as described in Management's Discussion and Analysis and the notes to the consolidated financial statements included in Exhibit 13.1 of this report), a significant portion of the price movement in gold is not protected.

      If the Corporation's realization on gold sales were to decrease further or remain at the current level for any substantial period, the Corporation could determine that it is not economically feasible to undertake required development at the Joe Mann Mine, (see "Mine Exploration and Development" on page 8) or to continue commercial production. The cash operating costs per ounce of gold produced from the Corporation's operations are set forth under "Business and Properties" on pages 9 and 13 herein. With sustained lower gold prices, mining operations at Santa Gertrudis have been suspended and the Cerro Quema project has been placed on care and maintenance. As a consequence, the Corporation is primarily dependant on production from one operation, the Joe Mann Mine.

      The figures for ore reserves presented herein are estimates and no assurance can be given that the anticipated tonnages and grades will be achieved or the indicated level of recovery realized. In addition, no assurance can be given that the gold price estimates on which the reserve calculations are based can be achieved. See "Mineable Reserves" on pages 7, 12 and 16. As well, lead times required for underground stope and open pit preparation and development in mining operations can affect production decisions and schedules. Gold price fluctuations may render ore reserves containing relatively lower grades of gold mineralization uneconomic. Moreover, short-term operating factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of new or different ore grades, may cause the Corporation to be unprofitable in any particular accounting period.

      The Corporation carries insurance to protect against certain risks in such amounts as it considers adequate. Risks not insured against include political risk, environmental pollution, mine flooding, landslides or other natural hazards relating to climate or topography as well as other hazards which cannot be insured against or which the Corporation may elect not to insure against.

      COMPETITION

      The Corporation competes with other mining companies in connection with the acquisition of mining claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified employees.

      There is significant competition for the limited number of gold acquisition opportunities in North and South America. As a result of this competition, some of which is with companies with greater financial resources than the Corporation, the Corporation may be unable to continue to acquire attractive gold mining properties on terms it considers acceptable.

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

ITEM 3.  LEGAL PROCEEDINGS

      During 1996, the Corporation's Mexican subsidiary received import duty assessments claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. The claim against the subsidiary's assets and the additional amount payable arose as a result of the subsidiary not presenting certain import documentation to tax authorities by a prescribed date in connection with their audit of imports of the claimed machinery and equipment during 1990 and 1991 when the mine was not owned by the Corporation. The Corporation, which has all of the required documentation, has not provided for these amounts in its financial statements on the basis of professional advice received indicating the basis for these assessments to be weak and accordingly appealed the assessments on March 5, 1997 before the Local Tax Legal Administration for Revenues in Nogales, Sonora. On May 26th, 1997, the Corporation was advised that it was successful in its appeal and that Mexican pesos 9,200,000 was not payable. The local tax authority has been requested by the federal tax authorities to issue a re-assessment which must take into account the basis on which the appeal was based. The charge against certain pieces of machinery and equipment will be released when the final tax assessment is issued.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the Corporation's fiscal year covered by this report, no matters were submitted to the shareholders for approval through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE RANGES FOR COMMON SHARES

      Information relating to the market prices for the Common Shares appears on page 32 of the 1997 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report. On March 27, 1998 the closing price of the Common Shares on The Toronto Stock Exchange was $0.63 and on the New York Stock Exchange composite transactions was US $0.4375 as reported by the Globe and Mail.

SHAREHOLDERS

      As of March 27, 1998, Campbell had 13,008 common shareholders of record.

DIVIDEND RECORD AND POLICY

      The Corporation has not paid a dividend on its common shares since 1984. The Corporation's present policy is to retain earnings to finance future growth. Dividends on the common shares paid to non residents of Canada will generally be subject to withholding tax under the Income Tax Act (Canada) at the rate of 25%. Such rate may be subject to reduction under the provisions of a tax treaty between Canada and the country in which the recipient is resident. The Canada-U.S. Income Tax Convention (1980) provides for a general reduction in the rate of withholding tax to 15% on dividends paid on shares of a corporation resident in Canada (such as the Corporation) to a resident of the United States, and also provides for a further reduction to 5% where the beneficial owner of the dividend is a corporation, resident in the United States, which owns at least 10% of the voting shares of the corporation paying the dividend.

ITEM 6. SELECTED FINANCIAL DATA

      Information relating to this item appears under the caption "Five Year Comparative Summary of Selected Financial Data" on page 31 of the 1997 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information relating to this item appears on pages 15 through 19 of the 1997 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information relating to this item appears on pages 20 through 30 and under the caption "Selected Quarterly Financial Data (unaudited)" on page 31 of the 1997 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no disagreements on accounting and financial disclosure that require mention in this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information relating to the Directors of Campbell is set out in the Election of Directors section of the Proxy Circular in connection with the 1998 Annual Meeting of Shareholders scheduled for May 19, 1998 which information is incorporated herein by reference and is filed as Exhibit 20.1 to this report.

EXECUTIVE OFFICERS OF REGISTRANT

      The executive officers of the Corporation, together with the offices of the Corporation held by them, their ages and their experience since January 1, 1993, is set out below:

                                                        Years in      Other Position and                        Age
Name                        Office                       Office       Business Experience
----                        ------                       ------       -------------------
John O. Kachmar             President and                    7        Certified Management                         61
                            Chief Executive                           Accountant. Prior to August
                            Officer of the                            1993, President of Northgate
                            Corporation                               Exploration Limited, Toronto,
                                                                      Ontario, mining company
Lorna D.                    Vice President,                 10        Lawyer. Vice President,                      46
MacGillivray                Secretary and                             Secretary and General Counsel
                            General Counsel                           of the Corporation; prior to
                                                                      August 1993, Vice President
                                                                      and Secretary of the
                                                                      Corporation, Northgate
                                                                      Exploration Limited, and
                                                                      Sonora Gold Corp., Toronto,
                                                                      Ontario, mining companies.
Paul J. Ireland             Vice President,                  3        Chartered Accountant.  Prior                 40
                            Finance                                   to September 1994, Manager
                                                                      of Special Projects, Polaris
                                                                      Realty (Canada) Limited,
                                                                      Toronto, Ontario, real estate
                                                                      company.

      There are no family relationships existing among any of the executive officers, directors, or nominees for same of the Corporation.

      As a foreign private issuer pursuant to Rule 3a12-3 under the Securities Exchange Act of 1934 ("Exchange Act"), the registrant is not subject to Section 16 of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

      Information required under this item is set out in the Proxy Circular in connection with the 1998 Annual Meeting of Shareholders which is incorporated herein by reference and is filed as Exhibit 20.1 to this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this item not set out below is set out in the Proxy Circular, in connection with the 1998 Annual Meeting of Shareholders which is incorporated herein by reference and is filed as Exhibit 20.1 to this report.

      The following table lists the number of Common Shares beneficially owned by each executive officer listed in the table under the caption "Executive Compensation" in the Proxy Circular. The percentage ownership calculation for each owner has been made on the basis that there are outstanding 152,462,861 Common Shares.

      Name                      Number of Shares        % of Class
      ----                      ----------------        ----------
John O. Kachmar                    175,000 (1)               < 1%
Lorna D. MacGillivray               65,870 (2)               < 1%
Paul J. Ireland                     16,638 (3)               < 1%
Gary A. Cohoon                      27,093 (4)               < 1%
Four executive officers
as a group                          284,601 (5)              < 1%

(1) Excludes 1,350,000 Common Shares subject to option, of which 1,175,500 are currently exercisable or exercisable within the next 60 days.

(2) Excludes 400,000 Common Shares subject to option, of which 325,000 are currently exercisable or exercisable within the next 60 days.

(3) Excludes 300,000 Common Shares subject to option of which 225,000 are currently exercisable or exercisable within the next 60 days.

(4) Excludes 325,000 Common Shares subject to option of which 237,500 are currently exercisable or exercisable within the next 60 days.

(5) Excludes 2,375,000 Common Shares subject to option of which 1,963,000 are currently exercisable or exercisable within the next 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      No reportable transactions or relationships involving the registrant and any of its directors or officers existed during the last fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this Report:

1.    FINANCIAL STATEMENTS

      Auditors' Report

      Consolidated Balance Sheets as at December 31, 1997 and 1996

      Consolidated Statements of Income -
      Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Retained Earnings (Deficit) -
      Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows -
      Years Ended December 31, 1997, 1996 and 1995

      Notes to the Consolidated Financial Statements


2.    FINANCIAL STATEMENT SCHEDULES

(a)   None

(b)   REPORTS ON FORM 8-K

There were no reports on Form 8-K filed in the fourth quarter of 1997. During the first quarter of 1998, the Corporation filed a Current Report on Form 8-K dated March 3, 1998.

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

(d) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE CORPORATION'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997.

                                 Not applicable

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

References to H refer to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1996 dated March 26, 1997 and incorporated herein by reference.

References in parentheses are references to the Exhibit No. of the filing indicated.


3        Articles of Incorporation and By-Laws

3.1      Articles of Continuance dated September 7, 1982 (A) (Exhibit 3.1)

3.2      Articles of Amendment dated November 1, 1982 (A) (Exhibit 3.2)

3.3      Articles of Amendment dated April 15, 1983 (A) (Exhibit 3.3)

3.4      Articles of Amendment dated June 8, 1983 (A) (Exhibit 3.4)

3.5      Articles of Amendment dated September 13, 1983 (A) (Exhibit 3.5)

3.6      Articles of Amendment dated January 31, 1984 (A) (Exhibit 3.6)

3.7      Articles of Amendment dated November 8, 1984 (A) (Exhibit 3.7)

3.8 Articles of Amendment constituted by special resolution of shareholders dated November 7, 1984 (A) (Exhibit 3.8)

3.9      Articles of Amendment dated September 11, 1985 (A) (Exhibit 3.9)

3.10     Articles of Amendment dated December 2, 1987 (A) (Exhibit 3.10)

3.11 By-Law No. 1 as amended and as in effect on the date hereof (A) (Exhibit 3.12)

3.12     Amendment of By-Law No. 1 (A) (Exhibit 3.11)

4        Instruments Defining the Rights of Security Holders Including
         Indentures

4.1 Trust Indenture made as of July 21, 1994 between the Corporation and Montreal Trust Company of Canada regarding the 7 1/2% Convertible Subordinated Debentures (B) (Exhibit 4.1)

4.2 Warrant Indenture made as of February 21, 1996 between the Corporation and Montreal Trust Company of Canada, as Warrant Trustee, regarding the Common Share Purchase Warrants (E) (Exhibit 4.1)

10       Management Contracts and Compensatory Plans and Arrangements

10.1     The Corporation's Employee Incentive Plan (C) (Exhibit 4(i))

10.2 Amended Employment agreement dated December 1, 1994 between the Corporation and John O. Kachmar (B) (Exhibit 10.2)

10.3 Amended Employment agreement dated December 1, 1994 between the Corporation and Lorna D. MacGillivray (B) (Exhibit 10.3)

10.4 Amended Employment agreement dated December 10, 1996 between the Corporation and Paul J. Ireland (H) (Exhibit 10.4)

10.5 Letter agreement between the Corporation and Gary A Cohoon with respect to his resignation as an officer of the Corporation
         (7 pages)

10.6 Consulting agreement dated November 12, 1993 between the Corporation and Francis S. O'Kelly (D) (Exhibit 10.7)

10.7     Directors' Stock Option Plan (D) (Exhibit 10.8)

Material Contracts

10.8 Royalty Agreement with Repadre Capital Corporation made as of April 23, 1993. (D) (Exhibit 10.14)

10.9 Stock Purchase Agreement dated July 6, 1994 between the Corporation, Sotula Gold Corp., Sonoran Mining Corporation and Compania Minera Zapata S. de R.L. de C.V. relating to the purchase of Santa Gertrudis
         (B)  (Exhibit 10.11)

10.10 Bullion Dealing Master Agreement and Security Agreement between the Corporation and Citibank dated February 24, 1995 regarding forward gold sales (B) (Exhibit 10.12)

10.11 Asset Purchase Agreement dated January 27, 1995 between Campbell Gold Exploration Inc. and Lac Minerals (USA), Inc. regarding the Wildcat Property. (B) (Exhibit 10.13)

10.12 Underwriting Agreement, dated February 8, 1996, between the Corporation and First Marathon Securities Limited, Nesbitt Burns Inc. and CIBC Wood Gundy Securities Inc. regarding the public offering of common shares and common share purchase warrants. (E) (Exhibit 1.1)

10.13 Purchase and Sale Agreement dated March 4, 1996 between Cyprus Exploration and Development Corporation, Campbell Resources Inc. and Compania de Exploracion Mineral, S.A. (F) (Exhibit 1.1)

13.1 Certain portions of the Annual Report to the Shareholders for the year ended December 31, 1997 contained on pages 15 to 32 inclusive. [Note:
         Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not deemed ""filed'' as part of the filing of this Report on Form 10-K.]

20.1 Proxy Circular dated March 20, 1998 in connection with the 1998 Annual Meeting of Shareholders scheduled to be held on May 19, 1998.

21.1     Significant subsidiaries.

23.1     Consent of KPMG.

27.1     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAMPBELL RESOURCES INC.


Dated: March 27, 1998                    By:/s/JOHN O. KACHMAR
                                         ----------------------------
                                         John O. Kachmar
                                         President and Chief Executive Officer

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

Signature                                     Title                                     Date
---------                                     -----                                     ----
 /s/ JOHN O. KACHMAR                          Principal Executive Officer           March 27, 1998
--------------------------------------
John O. Kachmar, President and
Chief Executive Officer and Director


 /s/ PAUL J. IRELAND                          Principal Financial and               March 27, 1998
--------------------------------------        Accounting Officer
Paul J. Ireland, Vice President,
Finance


 /s/ JAMES D. BEATTY                                                                March 27, 1998
--------------------------------------
James D. Beatty, Director


 /s/ GRAHAM G. CLOW                                                                 March 27, 1998
--------------------------------------
Graham G. Clow, Director


 /s/ ROD P. DOUGLAS                                                                 March 27, 1998
--------------------------------------
Rod P. Douglas, Director


 /s/ JAMES C. McCARTNEY                                                             March 27, 1998
--------------------------------------
James C. McCartney, Q.C.
Chairman and Director


 /s/ DONALD R. MURPHY                                                               March 27, 1998
--------------------------------------
Donald R. Murphy, Director


/s/ FRANCIS S. O'KELLY                                                              March 27, 1998
--------------------------------------
Francis S. O'Kelly, Director


 /s/ G.E."KURT" PRALLE                                                              March 27, 1998
--------------------------------------
G.E."Kurt" Pralle, Director


 /s/ JAMES D. RAYMOND                                                               March 27, 1998
--------------------------------------
James D. Raymond, Director

                             CAMPBELL RESOURCES INC.
                                 1997 FORM 10-K
                                  EXHIBIT INDEX

10.5 Letter agreement between the Corporation and Gary A Cohoon with respect to his resignation as an officer of the Corporation

13.1 Annual Report to the Shareholders for the year ended December 31, 1997 [Note: Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not deemed ""filed'' as part of the filing of this Report on Form 10-K.]

20.1 Notice and Proxy Circular dated March 20, 1998 in connection with the 1997 Annual Meeting of Shareholders scheduled to be held on May 19, 1998 and Form of Proxy

21.1     Significant subsidiaries

23.1     Consent of KPMG

27.1     Financial Data Schedule