Form 10-Q
period 1998-03-31
CAMPBELL RESOURCES INC /NEW/
filed 1998-05-14
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------


                                    FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   YES X   NO ____

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Shares Outstanding as of March 31,1998, 152,519,683 Common Shares, without par value

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                               Page
PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                  Unaudited Consolidated Balance Sheets as at March 31, 1998 and
                  December 31, 1997...............................................................................3

                  Unaudited Consolidated Statements of Income for the Three Months
                  Ended March 31, 1998 and 1997...................................................................4

                  Unaudited Consolidated Statements of Retained Earnings for the Three Months
                  Ended March 31, 1998 and 1997...................................................................4

                  Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1998 and 1997.........................................................................5

                  Notes to the Unaudited Consolidated Financial Statements .......................................6

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................................................11

PART II.          OTHER INFORMATION:

ITEM 1.           Legal Proceedings..............................................................................14

ITEM 2.           Changes in Securities..........................................................................14

ITEM 3.           Defaults Upon Senior Securities................................................................14

ITEM 4.           Submission of Matters to a Vote
                  of Security Holders............................................................................14

ITEM 5.           Other Information..............................................................................14

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................14

                  SIGNATURES.....................................................................................15

CAMPBELL RESOURCES INC.
(Incorporated under the laws of Canada)
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                                                          MARCH 31       December 31
                                                                                            1998            1997
                                                                                      ---------------------------------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                                                                   $38,653         $41,735
Receivables                                                                                      5,978           4,805
Inventories (Note 2)                                                                             6,292           7,250
Prepaids                                                                                         1,629             995
                                                                                      ---------------------------------
    Total current assets                                                                        52,552          54,785
                                                                                      ---------------------------------

OTHER ASSETS                                                                                       752             986
                                                                                      ---------------------------------

NATURAL RESOURCE PROPERTIES                                                                    173,239         170,256
Less accumulated depreciation and amortization                                                (103,717)       (102,145)
                                                                                      ---------------------------------
                                                                                                69,522          68,111
                                                                                      ---------------------------------

    Total assets                                                                              $122,826        $123,882
                                                                                      =================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                                $3,116          $3,989
Accrued liabilities                                                                              2,102           1,757
Income taxes payable                                                                                31              31
                                                                                      ---------------------------------
    Total current liabilities                                                                    5,249           5,777
                                                                                      ---------------------------------

OTHER LIABILITIES                                                                                2,928           1,442

CONVERTIBLE DEBENTURES (NOTE 3)                                                                  6,591           7,341

DEFERRED MINING TAXES                                                                            3,990           4,198

SHAREHOLDERS' EQUITY
Capital stock (Note 4)                                                                         122,157         121,425
Foreign currency translation adjustment                                                            350             408
Deficit                                                                                        (18,439)        (16,709)
                                                                                      ---------------------------------
    Total shareholders' equity                                                                 104,068         105,124
                                                                                      ---------------------------------

    Total liabilities and shareholders' equity                                                $122,826        $123,882
                                                                                      =================================



Commitments and contingencies (Note 5)

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of Canadian dollars except per share amounts)

                                                                                             Three months ended
                                                                                                  March 31
                                                                                            1998            1997
                                                                                            ----            ----
METAL SALES                                                                                    $10,281         $12,289
                                                                                      ---------------------------------

EXPENSES
  Mining                                                                                         9,524          11,582
  General administration                                                                           695             740
  Depreciation and amortization                                                                  1,621           2,127
  Exploration                                                                                      592           1,065
                                                                                      ---------------------------------

                                                                                                12,432          15,514
                                                                                      ---------------------------------

Loss from operations                                                                            (2,151)         (3,225)
                                                                                      ---------------------------------

Other income (expense)
  Interest income                                                                                  455             572
  Foreign exchange gain (loss)                                                                       5             (31)
  Convertible debenture interest expense                                                          (146)           (149)
                                                                                      ---------------------------------

                                                                                                   314             392
                                                                                      ---------------------------------

Loss before income taxes                                                                        (1,837)         (2,833)

Income tax recovery                                                                               (107)            (51)
                                                                                      ---------------------------------

NET LOSS                                                                                       ($1,730)        ($2,782)
                                                                                      =================================


LOSS PER SHARE                                                                                 ($0.011)        ($0.019)
                                                                                      =================================





UNAUDITED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Expressed in thousands of Canadian dollars)

                                                                                            1998            1997
                                                                                            ----            ----

Balance at beginning of period                                                                ($16,709)        $23,701
Net loss                                                                                        (1,730)        (11,025)
                                                                                      ---------------------------------

Balance at end of period                                                                      ($18,439)        $12,676
                                                                                      =================================

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of Canadian dollars)

                                                                                             Three months ended
CASH PROVIDED BY (USED IN):                                                                       March 31
                                                                                                  --------
                                                                                            1998            1997
                                                                                            ----            ----
OPERATING ACTIVITIES
Net loss                                                                                       ($1,730)        ($2,782)
Items not involving cash
  Depreciation and amortization                                                                  1,621           2,127
  Deferred mining taxes                                                                           (208)           (100)
  Other                                                                                          1,662             952
                                                                                      ---------------------------------
                                                                                                 1,345             197
Net change in non-cash operating working capital                                                (1,377)           (534)
                                                                                      ---------------------------------
                                                                                                   (32)           (337)
                                                                                      ---------------------------------

FINANCING ACTIVITIES
Issues of capital stock                                                                            732           2,104
Conversion of convertible debentures                                                              (669)
                                                                                      ---------------------------------
                                                                                                    63           2,104
                                                                                      ---------------------------------

INVESTMENT ACTIVITIES
Expenditures on natural resource properties                                                     (3,232)         (9,219)
Decrease in other assets                                                                           185             186
                                                                                      ---------------------------------
                                                                                                (3,047)         (9,033)
                                                                                      ---------------------------------

Effect of exchange rate change on cash
    and short-term deposits                                                                        (66)             73
                                                                                      ---------------------------------

Decrease in cash and short-term deposits                                                        (3,082)         (7,193)
Cash and short-term deposits at beginning of period                                             41,735          55,302
                                                                                      ---------------------------------

Cash and short-term deposits at end of period                                                  $38,653         $48,109
                                                                                      =================================





CHANGES IN NON-CASH WORKING CAPITAL
  Receivables                                                                                  ($1,173)            $91
  Inventories and prepaids                                                                         324              39
  Accounts payable                                                                                (873)         (1,119)
  Accrued liabilities                                                                              345             463
  Income taxes payable                                                                                              (8)
                                                                                      ---------------------------------
                                                                                               ($1,377)          ($534)
                                                                                      =================================

CAMPBELL RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998
(Tabular amounts are expressed in thousands of Canadian dollars)

1--GENERAL

These unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim period presented. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada and, except as described in note 6, conform in all material respects with accounting principles generally accepted in the United States.

The results of operations for the first three months of the year are not necessarily indicative of the results to be expected for the full year.


2--INVENTORIES

                           March 31   December 31
                               1998         1997

Materials and supplies       $5,482       $5,519
Work-in-progress                810        1,731
                             ------       ------

                             $6,292       $7,250
                             ======       ======

3 -- CONVERTIBLE DEBENTURES

In July 1994, the Company issued US$11,005,000 of 7.5% Convertible Subordinated Debentures. The debentures are unsecured, bear interest at 7.5% payable in arrears on June 1 and December 1 each year and mature on July 21, 2004. The debentures are convertible at the option of the holder into common shares of the Company at any time prior to maturity at a conversion of US$0.50 per common share. The debentures are redeemable for cash at any time after the fifth anniversary of the date of issue or, at the Company's option, may be redeemed in common shares on the basis of one common share for each US$0.50 of debenture principal being redeemed. The right of the Company to redeem the debentures for cash or common shares is conditional on the average price of the common shares exceeding US$0.50 during a period of 20 consecutive days prior to notice of redemption. The Company may, at its option, repay the debenture at maturity by issuing common shares of the Company at the conversion price of US$0.50 per common share.

During the three months ended March 31, 1998, debenture holders converted US$484,000 (1997 - US$nil) of debenture principal into 968,000 (1997 - nil) common shares of the Company resulting in a balance outstanding at March 31, 1998 of US$4,653,000 ( December 31, 1997 - US$5,137,000).

4--CAPITAL STOCK

Changes in the issued and outstanding common shares for the three months are as follows (in thousands):

                                                      1998                           1997
                                                 ----------------                 ----------

                                               Shares        Amount         Shares         Amount
Common shares:

Balance at beginning of period                151,445       $121,425        148,588       $118,605
Issued:

  Conversion of convertible debentures            968            669
  Issued to CEMSA                                                             1,770          2,071
   Employee Incentive Plan and
    Directors' Stock Option Plan                  107             63             29             33
                                             --------       --------       --------       --------


Balance at March 31                           152,520       $122,157        150,387       $120,709
                                             ========       ========       ========       ========

The Company has 9,000,000 warrants outstanding which arose as a result of the public issue of units in 1996 that entitle the holders to purchase one common share of the Company for US$1.50 on or before February 26, 1999. As of March 31, 1998, in addition to the shares reserved for issuance under the terms of the common share purchase warrants and convertible debentures (see note 3) there were outstanding stock options under the Directors Stock Option Plan and the Employee Incentive Plan to purchase 6,825,000 common shares at prices ranging from $0.57 to $1.48 per share with such options expiring at various dates to August 13, 2002.

Earnings per share have been calculated using the weighted average number of shares outstanding during the three months which was 152,472,000 (1997 - 148,888,000).


5--COMMITMENTS AND CONTINGENCIES


         a) At March 31, 1998 the Company had purchased puts enabling it to deliver 37,500 ounces of gold during 1998 at an average price of US$326 per ounce. In addition, the Company had sold calls for 33,200 ounces of gold in 2001 and 20,000 ounces of gold in 2002 at an average price of US$350 per ounce. The Company has also sold forward 990,000 pounds of copper for delivery in 1998 at an average price of US$0.95 per pound.

         b) At March 31, 1998 the Company had sold forward US$8,000,000 to purchase Canadian dollars during 1998 at an average rate of Cdn$1.3761 to the US dollar.

         c) The Company's Joe Mann mine is subject to a graduated net smelter return royalty increasing from 1.8% up to a gold price of Canadian $500 per ounce to 3.6% at a gold price of Canadian $625 per ounce.

         d) During 1996, the Company's Mexican subsidiary received import duty assessments following an audit claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. On May 26, 1997, the Company received notice that it was successful in its appeal against the assessments and that the Mexican pesos 9,200,000 was not payable. The tax authorities have the ability to issue another tax assessment in connection with their audit but any such assessment must take into account the supporting documentation in the Company's possession that was presented at the appeal. The charge against the assets will be released when the final tax assessment covering this matter is issued by the tax authorities.

e) During 1991, a subsidiary of the Company entered into a corporate restructuring and financing arrangement ("Arrangement") in which it issued to a group of Canadian financial institutions $38,000,000 of Guaranteed Subordinate Debentures and Notes ("Debentures") and $12,000,000 of Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares ("Preferred Shares"). The Debentures are unsecured, subordinate to all existing non-trade debt and future senior debt, bear interest at varying rates, are repayable upon maturity in 2007, and cannot be prepaid. The Preferred Shares are redeemable at any time at an amount of $240,000 per Preferred Share, rank equally and pari passu with the common shares for dividends when declared, and are retractable in 2007. In order to secure the performance of the Debentures and Preferred Shares the Company's subsidiary entered into an Interest Rate and Currency Exchange Swap Agreement ("Swap Agreement") with a major international bank. The Swap Agreement provides for the conversion of one floating rate interest basis to another and for differences in the timing of payments so as to match the interest payment requirements under the Debentures, repay the Debentures upon maturity and retract the Preferred Shares. All payments are denominated in Canadian dollars. The Company's subsidiary placed Canadian dollar deposits with the counter party to the Swap agreement which deposits have been charged to secure the performance under the Swap agreement. These deposits earn interest at Canadian Bankers Acceptance rates. The Swap Agreement was irrevocably assigned directly to the investors. Accordingly the bank is the primary obligor under the Arrangement.

f) The Company is from time to time involved in various claims, legal proceedings and reassessments for income, mining and other taxes, arising in the ordinary course of business. The Company's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect its employees, the general public and the environment and, to the best of its knowledge, believes its operations are in compliance with all applicable laws and regulations, in all material respects. The Company has made, and expects to make in the future, submissions and expenditures to comply with such laws and regulations. Where estimated reclamation and closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as new information becomes available.

6--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
    ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                             Three months ended March 31
                                                 1998           1997
                                                 ----           ----
Net loss for period as reported                 $(1,730)       $(2,782)

Depreciation and amortization (a)                    46           (873)
                                                -------        -------
Net loss for the year in accordance
with United States accounting principles        $(1,684)       $(3,655)
                                                -------        -------

Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                      $ ( 0.01)      $ ( 0.02)
                                                -------        -------


Differences between Canadian and United States accounting principles as they affect the Company's financial statements are as follows:

  a)     Depreciation and Amortization

         Under Canadian accounting principles, depreciation and amortization may be calculated on the unit-of-production method based upon the estimated mine life, whereas under United States accounting principles the calculations are made based upon proven and probable mineable reserves.

  b)     Deferred Income Taxes

         Under Canadian accounting principles income and mining taxes may be accounted for under the deferral method. Under United States accounting principles the asset and liability method (FAS 109) is used, whereby deferred tax assets and liabilities are recognized for the deferred taxes attributable to differences between book value and the tax basis of the Company's assets and liabilities. The impact of this difference has not been material during the reporting periods presented.

  c)     Statements of Cash Flows

         Under Canadian accounting principles, the issuance of common shares on the conversion of convertible debentures and as part of the purchase consideration for the acquisition of the Cerro Quema project and as consideration for the reduction in the royalty thereon, has been reflected as a financing activity in the consolidated statements of cash flows. Under U.S. accounting principles these non-cash transactions would have been excluded from financing and investing activities and disclosed in the notes to the financial statements.

         Included in cash and short-term deposits at March 31, 1998 are investments of $9,855,000 (1997 - $22,680,000) with maturities on acquisition of greater than 90 days. Under United States accounting principles these investments would not be included in cash and short-term deposits.

         After adjusting for the above, under United States accounting principles the use of cash for operating activities would be $273,000 (1997 - $337,000), sources of cash from financing activities would be $63,000 (1997 - $33,000), the use of cash for investing activities would become a source of cash of $15,436,000 (1997 - source of $19,785,000) and the decrease in cash and short-term deposits would become an increase of $15,160,000 (1997 - increase of $19,554,000).

         Additional disclosures required under United States accounting principles with respect to the Statements of Cash Flows are as follows:

                                    Three months ended March 31
                                           1998       1997
                                            ----       ----

                   Cash taxes paid          $100       $ 62
                   Cash interest paid       $  1       $  8

d)       Contingent Liability

         Under United States accounting principles the contingent liability disclosed in note 5 (e) would be reflected in the balance sheet. Accordingly, for United States accounting principles total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

e)       Foreign Exchange Contracts

         In accordance with Canadian accounting principles, certain long-term foreign exchange contracts are considered to be hedges of sales revenue denominated in foreign currencies. Gains and losses related to changes in market values of such contracts are deferred and recognized when the contract is settled as part of sales revenue. Under United States accounting principles, changes in the market value of the contracts would be included in current earnings. The impact of this accounting difference has not been material during the reporting periods presented.

f)       Balance Sheets

         The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Company as at March 31, 1998 and December 31, 1997 would be to decrease cash and short-term deposits and increase short-term investments each by $9,855,000 (1997 - $28,097,000), decrease natural resource properties by $13,968,000 (1997 - $14,014,000), increase long-term investments by $50,000,000 (1997 - $50,000,000), increase long-term liabilities by $38,000,000 (1997 - $38,000,000), decrease deferred mining taxes by $2,462,000 (1997 - $2,462,000), increase preferred shares by $12,000,000 (1997 - $12,000,000) and reduce shareholders equity by $11,506,000 (1997 - $11,552,000).

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1998

(all dollars are Canadian unless noted otherwise)

OVERVIEW

Campbell recorded a loss of $1.7 million or $0.011 per share for the three months ended March 31, 1998 compared to a loss of $2.8 million or $0.019 per share in the comparable period of 1997. Cash flow from operations before the change in operating working capital increased to $1.3 million in the quarter compared to $0.2 million in the first quarter of 1997. Gold production decreased by 5% to 24,200 ounces from 25,400 ounces a year earlier as a result of the cessation of mining operations at the Santa Gertrudis Mine in Mexico. The decrease in the loss is primarily attributable to the reduction in costs at the Santa Gertrudis Mine together with the beneficial impact of the weaker Canadian dollar. Although the mine ceased mining operations in December, 1997, it is continuing to produce gold through the leaching of ore on the heap leach pads.

REVENUE

Revenue from metal sales decreased 16% to $10.3 million in the quarter compared to $12.3 million in 1997. The decrease is primarily attributable to the decrease in gold production noted above combined with the 18% decrease in the average price realized for gold sales during the three months compared to the same period of 1997, partially offset by the impact of the weaker Canadian dollar.

The average price realized for gold produced in the three months ended March 31, 1998 was US$297 compared to US$362 in the comparable period of 1997. The average Comex market price was US$294 in the first three months of 1998 compared to US$351 in 1997. The Company has hedged 37,500 ounces of gold production for the balance of 1998 at a price of US$326 per ounce of gold through the use of purchased put options which give the Company the right, but not the obligation to sell at these prices. Campbell's general policy is to hedge up to 50% of its gold production for up to two years, dependent on market conditions and capital expenditure commitments.

Revenue from copper production decreased to 4.3% of metal sales in the first three months of 1998 from 4.8% in 1997 due to the decrease in average copper prices. Copper production increased to 348,000 pounds compared to 335,000 pounds in 1997 due to lower copper head grades.

EXPENSES

Mining expense in the first quarter of 1998 was $9.5 million compared to $11.6 million in the comparable period of 1997. The overall cash production cost decreased to US$261 per ounce of gold for the three months compared to US$321 in 1997.

The Joe Mann Mine produced 18,180 ounces of gold in the quarter compared to 17,100 ounces in the comparable period of 1997. The tons milled increased to 76,300 tons compared to 65,800 tons in 1997 while the mill head grade decreased to 0.258 ounces of gold per ton compared to 0.282 ounces of gold per ton in 1997. The mill recovery rate was 93.8% in the quarter compared to 93.7% in 1997. The lower mill head grades reflect the scheduled mining of lower grade material. These grades are expected to increase slightly later in the year as ore in certain of the higher grade shrinkage stopes is sent to the mill.

The cash production cost at the Joe Mann Mine decreased marginally to US$290 per ounce produced in the first three months of 1998 compared to US$295 for the comparative period in 1997 largely as a result of the weakening Canadian dollar. In Canadian dollars the cash cost increased to $415 per ounce from $401 per ounce a year earlier as a result of the lower grade material mined and lower copper revenue by-product credits.

The cash production cost at the Santa Gertrudis Mine was US$173 per ounce in the first three months compared to US$374 in 1997. As discussed earlier, mining operations ceased at the Santa Gertrudis Mine in December, 1997. Accordingly, the cash cost for 1998 represents leaching, plant and administration costs to extract gold from the heaps. A total of 6,010 ounces of gold was produced in the first quarter of 1998, compared to 8,360 ounces produced in the first quarter of 1997, when mining operations were still continuing. Leaching operations will continue during 1998 for as long as the process generates positive cash flow, currently estimated to be mid-summer of 1998.

Depreciation and amortization expense decreased to $1.6 million for the quarter compared to $2.1 million in 1997 primarily due to lower gold production resulting from the cessation of mining operations at Santa Gertrudis and the impact of the writedown of the Joe Mann Mine in the fourth quarter of 1997. On a per ounce produced basis, depreciation and amortization for the first three months of 1998 was $67 per ounce compared to $85 per ounce in 1997.

Exploration expense decreased to $0.6 million in the first quarter of 1998 compared to $1.1 million in the comparable period of 1997. Commencing January 1, 1998 the Company began directly expensing exploration performed on the Santa Gertrudis property in accordance with its stated accounting policies. The Company will revert to capitalising these expenditures in the future should an economic ore body be defined as a result of the current exploration efforts. The 1997 expense primarily consists of the write-off and amortization of previously deferred Santa Gertrudis exploration costs. The Company has budgeted to spend $1.4 million on exploration at Santa Gertrudis in the first six months of 1998.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's cash and short-term deposits and working capital decreased to $38.7 million and $47.3 million, respectively compared to $41.7 million and $49 million, respectively at December 31, 1997. The decrease is primarily attributable to the cash flow from operations being inadequate to fund capital expenditures. Cash flow from operations before the net change in non-cash operating working capital increased to $1.3 million in the first three months of 1998 compared to $0.2 million in 1997. The increase in cash flow during the first quarter is principally attributable to the sale of 2001 and 2002 gold call options, the proceeds of which were used to fund the purchase of the 1998 put options.

Investment activities in the first three months of 1998 include expenditures on natural resource properties of $3.2 million compared to $9.2 million in 1997. Expenditures include $2.3 million (1997 -$2.3 million) at the Joe Mann Mine which includes $1.8 million for the shaft deepening (1997 - $1.6 million), $nil (1997 - $1 million) at the Santa Gertrudis Mine, and $1 million (1997 - $5.9 million) at the Cerro Quema property in Panama. Approximately $3 million remains to be spent on the Joe Mann Mine shaft deepening project during the second quarter of 1998. The Company is continuing to review its options with respect to delaying the lateral development of the Joe Mann Mine below the 2350 level once the shaft project is turned over to mine personnel in mid-June, 1998. Expenditures at the Cerro Quema project for the balance of the year should decrease substantially as the project is placed on a care and maintenance basis awaiting higher gold prices.

The Company's principal sources of liquidity are cash flow from the Joe Mann and Santa Gertrudis mines and the Company's working capital which amounted to $47.3 million at March 31, 1998. The Company is not aware of any significant uncertainties or risks with respect to liquidity and capital resources except for fluctuations in gold prices, the relative U.S./Mexican/Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems and other normal risks associated with underground and open pit gold mining.

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

ITEM 3.           Defaults Upon Senior Securities
                  None

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  None

ITEM 5.           Other  Information
                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (a) Exhibit 27.1 - Amended Financial Data Schedule

                  (b) A current report on Form 8-K dated February 25, 1998 was filed, on March 3, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CAMPBELL RESOURCES INC.




                                                  "PAUL J. IRELAND"
                                                   Paul J. Ireland
                                                   Vice President, Finance


Toronto, Ontario
May 14, 1998

                             CAMPBELL RESOURCES INC.
                           FORM 10-Q - MARCH 31, 1998

                                  EXHIBIT INDEX



                  27.1              Financial Data Schedule