Form 10-Q
period 1998-06-30
CAMPBELL RESOURCES INC /NEW/
filed 1998-08-14
CIK 718053

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

                       For the Quarter ended JUNE 30, 1998

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

    Shares Outstanding as of June 30,1998, 153,989,152 Common Shares, without par value

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                            Page

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets as at June 30, 1998 and
         December 31, 1997.....................................................3

         Unaudited Consolidated Statements of Income for the Three Months
         and the Six Months Ended June 30, 1998 and 1997 ......................4

         Unaudited Consolidated Statements of Retained Earnings (Deficit) for
         the Six Months Ended June 30, 1998 and 1997...........................4

         Unaudited Consolidated Statements of Cash Flows for the Three
         Months and the Six Months Ended June 30, 1998 and 1997................5

         Notes to the Unaudited Consolidated Financial Statements .............6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................11

PART II. OTHER INFORMATION:

ITEM 1.  Legal Proceedings....................................................14

ITEM 2.  Changes in Securities................................................14

ITEM 3.  Defaults Upon Senior Securities......................................14

ITEM 4.  Submission of Matters to a Vote
         of Security Holders..................................................14

ITEM 5.  Other Information....................................................14

ITEM 6.  Exhibits and Reports on Form 8-K.....................................14

         SIGNATURES...........................................................15

CAMPBELL RESOURCES INC.
(Incorporated under the laws of Canada)
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                         JUNE 30     December 31
                                                           1998         1997
                                                        ---------    -----------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                            $  37,569     $  41,735
Receivables                                                 4,623         4,805
Inventories (Note 2)                                        5,825         7,250
Prepaids                                                      963           995
                                                        ---------     ---------
    Total current assets                                   48,980        54,785
                                                        ---------     ---------
OTHER ASSETS                                                  736           986
                                                        ---------     ---------
NATURAL RESOURCE PROPERTIES                               176,825       170,256
Less accumulated depreciation and amortization           (105,569)     (102,145)
                                                        ---------     ---------
                                                           71,256        68,111
                                                        ---------     ---------
    Total assets                                        $ 120,972     $ 123,882
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                        $   3,120     $   3,989
Accrued liabilities                                         1,530         1,757
Income taxes payable                                           29            31
                                                        ---------     ---------
    Total current liabilities                               4,679         5,777
                                                        ---------     ---------
OTHER LIABILITIES                                           3,045         1,442

CONVERTIBLE DEBENTURES (NOTE 3)                             5,823         7,341

DEFERRED MINING TAXES                                       3,839         4,198

SHAREHOLDERS' EQUITY
Capital stock (Note 4)                                    123,162       121,425
Foreign currency translation adjustment                       866           408
Deficit                                                   (20,442)      (16,709)
                                                        ---------     ---------
    Total shareholders' equity                            103,586       105,124
                                                        ---------     ---------
    Total liabilities and shareholders' equity          $ 120,972     $ 123,882
                                                        =========     =========

Commitments and contingencies (Note 5)

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of Canadian dollars except per share amounts)

                                                    Three months ended              Six months ended
                                                        June 30                         June 30
                                                 1998            1997            1998            1997
                                               --------        --------        --------        --------
METAL SALES                                    $  9,241        $ 13,569        $ 19,522        $ 25,858
                                               --------        --------        --------        --------
EXPENSES
  Mining                                          9,033          10,914          18,557          22,496
  General administration                            661             707           1,356           1,447
  Depreciation and amortization                   1,640           2,311           3,261           4,438
  Exploration                                       458           1,445           1,050           2,510
                                               --------        --------        --------        --------
                                                 11,792          15,377          24,224          30,891
                                               --------        --------        --------        --------
Loss from operations                             (2,551)         (1,808)         (4,702)         (5,033)
                                               --------        --------        --------        --------
Other income (expense)
  Interest and other income                         670             375           1,125             947
  Foreign exchange loss                             (12)            (54)             (7)            (85)
  Convertible debenture interest expense           (132)           (169)           (278)           (318)
                                               --------        --------        --------        --------
                                                    526             152             840             544
                                               --------        --------        --------        --------
Loss before income taxes                         (2,025)         (1,656)         (3,862)         (4,489)

Income tax recovery (expense)                        22            (115)            129             (64)
                                               --------        --------        --------        --------
NET LOSS                                       ($ 2,003)       ($ 1,771)       ($ 3,733)       ($ 4,553)
                                               ========        ========        ========        ========
LOSS PER SHARE                                 ($ 0.013)       ($ 0.012)       ($ 0.024)       ($ 0.030)
                                               ========        ========        ========        ========

UNAUDITED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Expressed in thousands of Canadian dollars)

                                                     1998                1997
                                                   --------            --------
Balance at beginning of period                     ($16,709)           $ 23,701
Net loss                                             (3,733)             (4,553)
                                                   --------            --------
Balance at end of period                           ($20,442)           $ 19,148
                                                   ========            ========

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of Canadian dollars)

                                                              Three months ended             Six months ended
CASH PROVIDED BY (USED IN):                                        June 30                        June 30
                                                            1998            1997            1998            1997
                                                          --------        --------        --------        --------
OPERATING ACTIVITIES
Net loss                                                  ($ 2,003)       ($ 1,771)       ($ 3,733)       ($ 4,553)
Items not involving cash
  Depreciation and amortization                              1,640           2,311           3,261           4,438
  Deferred mining taxes (recovery)                            (151)             58            (359)            (42)
  Other                                                         14             781           1,435           1,733
                                                          --------        --------        --------        --------
                                                              (500)          1,379             604           1,576
Net change in non-cash operating working capital             1,918          (5,040)            541          (5,574)
                                                          --------        --------        --------        --------
                                                             1,418          (3,661)          1,145          (3,998)
                                                          --------        --------        --------        --------
FINANCING ACTIVITIES
Issues of capital stock                                      1,005              41           1,737           2,145
Conversion of convertible debentures                          (966)                         (1,635)
                                                          --------        --------        --------        --------
                                                                39              41             102           2,145
                                                          --------        --------        --------        --------
INVESTMENT ACTIVITIES
Expenditures on natural resource properties                 (3,392)         (6,695)         (6,383)        (15,914)
Proceeds on sale of assets                                     617                             617
Other                                                          (50)             22             135             208
                                                          --------        --------        --------        --------
                                                            (2,825)         (6,673)         (5,631)        (15,706)
                                                          --------        --------        --------        --------
Effect of exchange rate change on cash
    and short-term deposits                                    284             141             218             214
                                                          --------        --------        --------        --------
Decrease in cash and short-term deposits                    (1,084)        (10,152)         (4,166)        (17,345)
Cash and short-term deposits at beginning of period         38,653          48,109          41,735          55,302
                                                          --------        --------        --------        --------
Cash and short-term deposits at end of period             $ 37,569        $ 37,957        $ 37,569        $ 37,957
                                                          ========        ========        ========        ========

CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Receivables                                              $ 1,355         ($2,435)        $   182         ($2,344)
  Inventories and prepaids                                   1,133          (1,141)          1,457          (1,102)
  Accounts payable                                               4              (6)           (869)         (1,125)
  Accrued liabilities                                         (572)         (1,377)           (227)           (914)
  Income taxes payable                                          (2)            (81)             (2)            (89)
                                                           -------         -------         -------         -------
                                                           $ 1,918         ($5,040)        $   541         ($5,574)
                                                           =======         =======         =======         =======

CAMPBELL RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998
(Tabular amounts are expressed in thousands of Canadian dollars)

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

The results of operations for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

2--INVENTORIES

                                                       June 30         December 31
                                                        1998               1997
Materials and supplies                                 $5,286             $5,519
Work-in-progress                                          539              1,731
                                                       ------             ------
                                                       $5,825             $7,250
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

During the six months ended June 30, 1998, debenture holders converted US$1,180,000 (1997 - US$nil) of debenture principal into 2,360,000 (1997 - nil) common shares of the Company resulting in a balance outstanding at June 30, 1998 of US$3,957,000 ( December 31, 1997 - US$5,137,000).

4--CAPITAL STOCK

Changes in the issued and outstanding common shares for the six months are as follows (in thousands):

                                                       1998                         1997
                                             -----------------------       -----------------------
                                              Shares         Amount         Shares         Amount
                                             --------       --------       --------       --------
Common shares:
Balance at beginning of period                151,445       $121,425        148,588       $118,605
Issued:
  Conversion of convertible debentures          2,360          1,635
  Issued to CEMSA                                                             1,770          2,071
   Employee Incentive Plan and
    Directors' Stock Option Plan                  184            102             83             74
                                             --------       --------       --------       --------
Balance at June 30                            153,989       $123,162        150,441       $120,750
                                             ========       ========       ========       ========

The Company has 9,000,000 warrants outstanding which arose as a result of the public issue of units in 1996 that entitle the holders to purchase one common share of the Company for US$1.50 on or before February 26, 1999. As of June 30, 1998, in addition to the shares reserved for issuance under the terms of the common share purchase warrants and convertible debentures (see note 3) there were outstanding stock options under the Directors Stock Option Plan and the Employee Incentive Plan to purchase 6,825,000 common shares at prices ranging from $0.57 to $1.48 per share with such options expiring at various dates to August 13, 2002.

Loss per share has been calculated using the weighted average number of shares outstanding during the six months which was 152,862,000 (1997 - 149,645,000) and during the three months which was 152,986,000 (1997 - 150,403,000).

5--COMMITMENTS AND CONTINGENCIES

a) At June 30, 1998 the Company had purchased puts enabling it to deliver 20,000 ounces of gold during 1998 at an average price of US$328 per ounce. In addition, the Company had sold calls for 33,200 ounces of gold in 2001 and 20,000 ounces of gold in 2002 at an average price of US$350 per ounce. The Company has also sold forward 660,000 pounds of copper for delivery in 1998 at an average price of US$0.95 per pound.

b) At June 30, 1998 the Company had sold forward US$14,000,000 to purchase Canadian dollars during 1998 and 1999 at an average rate of Cdn$1.4192 to the US dollar.

c) The Company's Joe Mann mine is subject to a graduated net smelter return royalty increasing from 1.8% up to a gold price of Canadian $500 per ounce to 3.6% at a gold price of Canadian $625 per ounce.

d) During 1996, the Company's Mexican subsidiary received import duty assessments following an audit claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. On May 26, 1997, the Company received notice that it was successful in its appeal against the assessments and that the Mexican pesos 9,200,000 was not payable. On May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Company has been advised that this assessment is illegal as it completely ignores the earlier ruling. Accordingly the Company intends to file a new appeal before the Federal Tax Court to nullify the assessment. No provision has been made in the financial statements for the amounts assessed on the basis of the earlier ruling and the legal advice received.

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

6--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING
   PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                              Three months ended June 30     Six months ended June 30
                                              --------------------------     ------------------------
                                                 1998           1997           1998           1997
                                                -------        -------        -------        -------
Net loss for period as reported                 $(2,003)       $(1,771)       $(3,733)       $(4,553)
Depreciation and amortization (a)                    43           (983)            89         (1,856)
Foreign exchange contracts (e)                     (491)                         (491)
                                                -------        -------        -------        -------
Net loss for the year in accordance
with United States accounting principles        $(2,451)       $(2,754)       $(4,135)       $(6,409)
                                                =======        =======        =======        =======
Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                      $ ( 0.02)      $ ( 0.02)      $ (0.03)       $ (0.04)
                                                =======        =======        =======        =======

Differences between Canadian and United States accounting principles as they affect the Company's financial statements are as follows:

a)       Depreciation and Amortization

         Under Canadian accounting principles, depreciation and amortization may be calculated on the unit-of-production method based upon the estimated mine life. For purposes of United States accounting principles the calculations (1997 restated) are made based upon proven and probable mineable reserves.

b)       Deferred Income Taxes

         Under Canadian accounting principles income and mining taxes may be accounted for under the deferral method. Under United States accounting principles the asset and liability method (FAS 109) is used, whereby deferred tax assets and liabilities are recognized for the deferred taxes attributable to differences between book value and the tax basis of the Company's assets and liabilities. The impact of this difference has not been material (1997 restated) during the reporting periods presented.

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

         Included in cash and short-term deposits at June 30, 1998 are investments of $nil (1997 - $17,932,000) with maturities on acquisition of greater than 90 days. Under United States accounting principles these investments would not be included in cash and short-term deposits.

         After adjusting for the above, under United States accounting principles the sources of cash for operating activities would be $1,145,000 for the six months and $1,418,000 for the three months ended June 30, 1998 (1997 - use of $3,998,000 and use of $3,661,000,
         respectively), sources of cash from financing activities would be $102,000 for the six months and $39,000 for the three months (1997 - $74,000 and $41,000, respectively), the use of cash for investing activities would become a source of cash of $22,466,000 for the six months and $7,030,000 for the three months (1997 - source of $17,860,000 and use of $1,925,000, respectively) and the decrease in cash and short-term deposits would become an increase of $23,931,000 for the six months and $8,771,000 for the three months (1997 - increase of $14,150,000 and a decrease of $5,404,000, respectively).

         Additional disclosures required under United States accounting principles with respect to the Statements of Cash Flows are as follows:

                                 Three months ended June 30  Six months ended June 30
                                 --------------------------  ------------------------
                                     1998         1997         1998         1997
                                     ----         ----         ----         ----
Cash taxes paid                      $157         $110         $257         $172
Cash interest paid                   $246         $275         $247         $283

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

e)       Foreign Exchange Contracts

         In accordance with Canadian accounting principles, long-term foreign exchange contracts are considered to be hedges of sales revenue denominated in foreign currencies. Gains and losses related to changes in market values of such contracts are deferred and recognized when the contract is settled as part of sales revenue. Under United States accounting principles, changes in the market value of certain foreign exchange contracts would be included in current earnings.

f)       Balance Sheets

         The cumulative effect of the application of United States accounting principles, noted in (a) to (e) above, on the consolidated balance sheets of the Company as at June 30, 1998 and December 31, 1997 would be to decrease cash and short-term deposits and increase short-term investments each by $nil (1997 - $28,097,000), decrease natural resource properties by $13,925,000 (1997 - $14,014,000), increase long-term investments by $50,000,000 (1997 - $50,000,000), increase long-term liabilities by $38,491,000 (1997 - $38,000,000), decrease deferred mining taxes by $2,462,000 (1997 - $2,462,000), increase preferred shares by $12,000,000 (1997 - $12,000,000) and reduce shareholders equity by $11,954,000 (1997 - $11,552,000).

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 1998

(all dollars are Canadian unless noted otherwise)

OVERVIEW

Continuing low gold prices resulted in Campbell recording a loss of $2 million or $0.013 per share for the three months and a loss of $3.7 million or $0.024 per share for the six months ended June 30, 1998 compared to a loss of $1.8 million or $0.012 per share and a loss of $4.6 million or $0.030 per share in the comparable periods of 1997. Cash flow from operations before the change in operating working capital decreased to $0.6 million in the half compared to $1.6 million in the first half of 1997. Gold production decreased by 24% in the quarter to 21,100 ounces from 27,900 ounces a year earlier and by 15% in the six months to 45,300 ounces from 53,400 ounces as a result of the cessation of mining operations at the Santa Gertrudis Mine in Mexico.

REVENUE

Revenue from metal sales decreased 32% to $9.2 million in the second quarter and 25% to $19.5 million in the six months compared to $13.6 million and $25.9 million, respectively in 1997. The decrease is primarily attributable to the decrease in gold production noted above combined with the 15% decrease in the average price realized for gold sales during the six months compared to the same period of 1997, partially offset by the impact of the weaker Canadian dollar.

The average price realized for gold produced in the six months ended June 30, 1998 was US$302 compared to US$354 in the comparable period of 1997. The average Comex market price was US$297 in the first six months of 1998 compared to US$347 in 1997. The Company has hedged 20,000 ounces of gold production for the balance of 1998 at a price of US$328 per ounce of gold through the use of purchased put options which give the Company the right, but not the obligation to sell at these prices. Campbell's general policy is to hedge up to 50% of its gold production for up to two years, dependent on market conditions and capital expenditure commitments.

Revenue from copper production remained constant at 4.3% of metal sales in the first six months of 1998. Copper production increased to 691,000 pounds compared to 676,000 pounds in 1997.

EXPENSES

Mining expense in the first six months of 1998 was $18.6 million and $9 million in the second quarter compared to $22.5 million and $10.9 million in the comparable periods of 1997. The overall cash production cost decreased to US$264 per ounce of gold for the six months and US$267 for the second quarter compared to US$295 and US$271, respectively in 1997.

The Joe Mann Mine produced 36,560 ounces of gold in the first six months and 18,380 in the second quarter compared to 35,600 ounces and 18,520 ounces in the comparable periods of 1997. The tons milled in the first half increased to 157,200 tons compared to 133,600 tons in 1997 while the mill head grade decreased to 0.252 ounces of gold per ton compared to 0.290 ounces of gold per ton in 1997. The mill recovery rate was 93.7% in the six months compared to 93.8% in 1997. The lower mill head grades reflect the scheduled mining of lower grade material.

The cash production cost at the Joe Mann Mine was US$278 per ounce produced in the first six months of 1998 and US$269 in the second quarter compared to US$276 and US$258 for the comparative periods in 1997. The increase in cash costs due to the increase in tons of ore milled and the decrease in the copper by-product credits were offset by the weakening in the Canadian dollar. In Canadian dollars the cash cost increased to $400 per ounce for the six months from $378 per ounce a year earlier.

The cash production cost at the Santa Gertrudis Mine decreased to US$201 per ounce in the first six months and US$263 in the second quarter compared to US$333 and US$298 in the comparable periods of 1997. A total of 8,780 ounces of gold was produced in the first half of 1998 and 2,760 in the second quarter compared to 17,760 ounces and 9,400 ounces in the comparable periods of 1997, when mining operations were still continuing. Leaching operations will continue during 1998 for as long as the process generates positive cash flow, now estimated to be late 1998.

Depreciation and amortization expense decreased to $3.3 million in the first six months compared to $4.4 million in 1997 primarily due to lower gold production resulting from the cessation of mining operations at Santa Gertrudis and the impact of the writedown of the Joe Mann Mine in the fourth quarter of 1997. On a per ounce produced basis, depreciation and amortization for the first six months of 1998 was $72 per ounce compared to $84 per ounce in 1997.

Exploration expense decreased to $1.1 million in the first half of 1998 compared to $2.5 million in the comparable period of 1997. Commencing January 1, 1998 the Company began directly expensing exploration performed on the Santa Gertrudis property in accordance with its stated accounting policies. The Company will revert to capitalising these expenditures in the future should an economic ore body be defined as a result of the current exploration efforts. The Company is currently budgeting to spend US$1.7 million on exploration at Santa Gertrudis during 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's cash and short-term deposits and working capital decreased to $37.6 million and $44.3 million, respectively compared to $41.7 million and $49 million, respectively at December 31, 1997. The decrease is primarily attributable to the cash flow from operations being inadequate to fund capital expenditures. Cash flow from operations before the net change in non-cash operating working capital decreased to $0.6 million in the first six months of 1998 compared to $1.6 million in 1997. The decrease is primarily due to the decrease in gold prices and gold production as noted above.

Investment activities in the first six months of 1998 include expenditures on natural resource properties of $6.4 million compared to $15.9 million in 1997. Expenditures include $5.1 million (1997 -$4.5 million) at the Joe Mann Mine which includes $4.1 million for the shaft deepening (1997 - $3.2 million), $0.1 million (1997 - $2.4 million) at the Santa Gertrudis Mine, and $1.2 million (1997 - $9 million) at the Cerro Quema property in Panama.

The shaft deepening project at the Joe Mann Mine is now substantially complete other than construction of the sump system and other peripheral work with an estimated cost of $0.9 million. The final cost of the project is estimated to be $13.1 million compared to the original budget of $14.5 million. The Company is continuing to review its options with respect to delaying the lateral development of the Joe Mann Mine below the 2350 level and will make a decision during the third quarter. Expenditures at the Cerro Quema project primarily relate to revegetation which should be completed during the third quarter. Thereafter the project will be placed on a care and maintenance basis awaiting higher gold prices.

During the second quarter the Company sold its interest in the Wildcat exploration property situated in Nevada for proceeds of $0.6 million recognising a gain of $0.2 million which amount is included in interest and other income.

The Company's principal sources of liquidity are cash flow from the Joe Mann and Santa Gertrudis mines and the Company's working capital which amounted to $44.3 million at June 30, 1998. The Company is subject to the normal risks and uncertainties associated with mining, including fluctuations in gold prices, the relative U.S./Mexican/Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems.

ITEM 1.     Legal Proceedings

            Not applicable

ITEM 2.     Changes in Securities

            Not Applicable

ITEM 3.     Defaults Upon Senior Securities

            None

ITEM 4.     Submission of Matters to a Vote of Security Holders

            At the annual meeting of shareholders held on May 19, 1998, the shareholders voted on election of a slate of nine directors comprised of Messrs. Beatty, Clow, Douglas, Kachmar, McCartney, Murphy, O'Kelly, Pralle, and Raymond. 93,365,901 votes were cast in favour of election of the slate with 16,265,650 withheld.

            At this meeting, the shareholders also voted on the re-appointment of KPMG as auditors for the coming year and authorizing the directors to fix remuneration. 109,009,744 votes were cast in favour of this item and 779,977 votes were withheld.

ITEM 5.     Other  Information

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   No exhibits are being filed with this report.

            (b No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CAMPBELL RESOURCES INC.

                         "PAUL J. IRELAND"
                         -----------------
                         Paul J. Ireland
                         Vice President, Finance and Chief Financial Officer

Toronto, Ontario
August 12, 1998

                             CAMPBELL RESOURCES INC.
                            FORM 10-Q - JUNE 30, 1998

                                  EXHIBIT INDEX

                        27.1  Financial Data Schedule