Form 10-K405/A
period 1996-12-31
CAMPBELL RESOURCES INC /NEW/
filed 1998-10-21
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A NO. 1

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1996

       Amending Item 14 for the purpose of furnishing amended Exhibit 27.1

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-8488

                             CAMPBELL RESOURCES INC.
             (Exact name of registrant as specified in its charter)

              Canada                                   Not Applicable
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

120 Adelaide Street West, Suite 1910, Toronto, Ontario M5H 1T1    Not Applicable
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 14, 1997, the registrant had outstanding 150,357,876 common shares, without nominal or par value, the only class of registrant's stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates at such date was $172,911,557 (Canadian).

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of registrant's Proxy Circular relating to an Annual Meeting of Shareholders scheduled to be held on April 24, 1997 are incorporated by reference into Part III of this report and certain portions of the 1996 Annual Report to Shareholders are incorporated herein by reference into Parts I, II and IV of this report. These portions of such Proxy Circular and annual Report are filed as exhibits to this Form 10-K.

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

10.2 Amended Employment agreement dated December 1, 1994 between the Corporation and John O. Kachmar (B)

10.3 Amended Employment agreement dated December 1, 1994 between the Corporation and Lorna D. MacGillivray (B)

10.4 Amended Employment agreement dated December 10, 1996 between the Corporation and Paul J. Ireland

10.5 Consulting agreement dated November 12, 1993 between the Corporation and Francis S. O'Kelly (D)

10.6     Directors' Stock Option Plan (D)


         Material Contracts

10.7 Royalty Agreement with Repadre Capital Corporation made as of April 23, 1993. (D)

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

27.1     Amended Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAMPBELL RESOURCES INC.


Dated: October 21, 1998                 By:/s/JOHN O. KACHMAR
                                        ---------------------
                                        John O. Kachmar
                                        President and Chief Executive Officer

                             CAMPBELL RESOURCES INC.


                                  EXHIBIT INDEX


27.1     Amended Financial Data Schedule