Form 10-Q/A
period 1997-03-31
CAMPBELL RESOURCES INC /NEW/
filed 1998-10-21
CIK 718053

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A NO.1
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1997

       Amending Item 6 for the purpose of furnishing amended Exhibit 27.1

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

                          Commission File Number 1-8488

                             CAMPBELL RESOURCES INC.

             (Exact Name of registrant as specified in its charter)

                  Canada                                                              Not Applicable
(State or other jurisdiction of incorporation                              I.R.S. Employer Identification No.
or organization)

120 Adelaide St. West, Suite 1910, Toronto, Ontario M5H 1T1  Canada                    Not applicable
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

Shares Outstanding as of March 31, 1997, 150,387,394 Common Shares, without par value

================================================================================

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibit 27.1 - Amended Financial Data Schedule

                  (b) A current report on Form 8-K dated February 21st, 1997 was filed on March 11, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                             CAMPBELL RESOURCES INC.



                             "PAUL J. IRELAND"
                             ---------------------------------------------------
                             Paul J. Ireland
                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and authorized signatory)

Toronto, Ontario
October 21, 1998

                             CAMPBELL RESOURCES INC.
                        FORM 10-Q/A NO.1 - MARCH 31, 1997

                                  EXHIBIT INDEX


27.1              Amended Financial Data Schedule