Form 10-Q/A
period 1997-06-30
CAMPBELL RESOURCES INC /NEW/
filed 1998-10-21
CIK 718053

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A NO.1

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1997

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

Shares Outstanding as of June 30, 1997, 150,440,528 Common Shares, without par value

================================================================================

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibit 27.1 - Amended Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the three months ended June 30, 1997

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

Toronto, Ontario
October 21, 1998

                             CAMPBELL RESOURCES INC.
                        FORM 10-Q/A NO.1 - JUNE 30, 1997

                                  EXHIBIT INDEX



                  27.1              Amended Financial Data Schedule