Form 10-Q/A
period 1997-09-30
CAMPBELL RESOURCES INC /NEW/
filed 1998-10-21
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A NO.1
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1997

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

             Canada                                     Not Applicable
  (State or other jurisdiction                I.R.S. Employer Identification No.
of incorporation or organization)

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

Shares Outstanding as of September 30, 1997, 150,495,233 Common Shares, without par value

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27.1 - Amended Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three months ended September 30, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAMPBELL RESOURCES INC.




                                   "PAUL J. IRELAND"
                                   -------------------------------------------
                                   Paul J. Ireland
                                   Vice President, Finance and Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer and authorized signatory)

Toronto, Ontario
October 21, 1998

                             CAMPBELL RESOURCES INC.
                      FORM 10-Q/A NO.1 - SEPTEMBER 30, 1997

                                  EXHIBIT INDEX



         27.1     Amended Financial Data Schedule