Form 10-K405/A
period 1997-12-31
CAMPBELL RESOURCES INC /NEW/
filed 1998-10-21
CIK 718053

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

             Canada                                    Not Applicable
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

3.10     Articles of Amendment dated December 2, 1987 (A) (Exhibit 3.10)

3.11 By-Law No. 1 as amended and as in effect on the date hereof (A) (Exhibit 3.12)

3.12     Amendment of By-Law No. 1 (A) (Exhibit 3.11)

4        Instruments Defining the Rights of Security Holders Including
         Indentures

4.1 Trust Indenture made as of July 21, 1994 between the Corporation and Montreal Trust Company of Canada regarding the 7 1/2% Convertible Subordinated Debentures (B) (Exhibit 4.1)

4.2 Warrant Indenture made as of February 21, 1996 between the Corporation and Montreal Trust Company of Canada, as Warrant Trustee, regarding the Common Share Purchase Warrants (E) (Exhibit 4.2)

10       Management Contracts and Compensatory Plans and Arrangements

10.1     The Corporation's Employee Incentive Plan (C) (Exhibit 4(i))

10.2 Amended Employment agreement dated December 1, 1994 between the Corporation and John O. Kachmar (B) (Exhibit 10.2)

10.3 Amended Employment agreement dated December 1, 1994 between the Corporation and Lorna D. MacGillivray (B) (Exhibit 10.3)

10.4 Amended Employment agreement dated December 10, 1996 between the Corporation and Paul J. Ireland (H) (Exhibit 10.4)

10.5 Letter agreement between the Corporation and Gary A. Cohoon with respect to his resignation as an officer of the Corporation (7 pages)

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

         Report, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the filing of this Report on Form 10-K.]

20.1 Proxy Circular dated March 20, 1998 in connection with the 1998 Annual Meeting of Shareholders scheduled to be held on May 19, 1998.

21.1     Significant subsidiaries.

23.1     Consent of KPMG.

27.1     Amended Financial  Data Schedule


   (d) Financial Statements schedules required by Regulation S-X which are excluded from the Corporation's Annual Report to Shareholders for the year ended December 31, 1997.

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