Form 10-Q
period 1998-09-30
CAMPBELL RESOURCES INC /NEW/
filed 1998-11-13
CIK 718053

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended SEPTEMBER 30, 1998

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

     Shares Outstanding as of September 30,1998, 154,058,829 Common Shares,
                               without par value

================================================================================

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Unaudited Consolidated Balance Sheets as at September 30, 1998
        and December 31, 1997 ................................................3

        Unaudited Consolidated Statements of Income for the Three Months
        and the Nine Months Ended September 30, 1998 and 1997 ................4

        Unaudited Consolidated Statements of Retained Earnings (Deficit)
        for the Nine Months Ended September 30, 1998 and 1997.................4

        Unaudited Consolidated Statements of Cash Flows for the Three
        Months and the Nine Months Ended September 30, 1998 and 1997..........5

        Notes to the Unaudited Consolidated Financial Statements .............6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...........................................12

PART II.OTHER INFORMATION:

ITEM 1. Legal Proceedings....................................................16

ITEM 2. Changes in Securities................................................16

ITEM 3. Defaults Upon Senior Securities......................................16

ITEM 4. Submission of Matters to a Vote
        of Security Holders..................................................16

ITEM 5. Other Information....................................................16

ITEM 6. Exhibits and Reports on Form 8-K.....................................16

        SIGNATURES...........................................................17

CAMPBELL RESOURCES INC.
(Incorporated under the laws of Canada)
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                    SEPTEMBER 30     December 31
                                                        1998            1997
                                                    ------------     -----------
ASSETS

CURRENT ASSETS
Cash and short-term deposits (Note 6)                 $  38,425       $  41,735
Receivables                                               3,601           4,805
Inventories (Note 2)                                      5,272           7,250
Prepaids                                                    495             995
                                                      ---------       ---------
    Total current assets                                 47,793          54,785
                                                      ---------       ---------

OTHER ASSETS                                                718             986
                                                      ---------       ---------

NATURAL RESOURCE PROPERTIES                             176,581         170,256
Less accumulated depreciation and amortization         (107,623)       (102,145)
                                                      ---------       ---------
                                                         68,958          68,111
                                                      ---------       ---------

    Total assets                                      $ 117,469       $ 123,882
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                      $   2,409       $   3,989
Accrued liabilities                                       1,357           1,757
Income taxes payable                                         28              31
                                                      ---------       ---------
    Total current liabilities                             3,794           5,777
                                                      ---------       ---------

OTHER LIABILITIES                                         3,050           1,442

CONVERTIBLE DEBENTURES (NOTE 3)                           6,038           7,341

DEFERRED MINING TAXES                                     3,642           4,198

SHAREHOLDERS' EQUITY
Capital stock (Note 4)                                  123,203         121,425
Foreign currency translation adjustment                   1,374             408
Deficit                                                 (23,632)        (16,709)
                                                      ---------       ---------
    Total shareholders' equity                          100,945         105,124
                                                      ---------       ---------

    Total liabilities and shareholders' equity        $ 117,469       $ 123,882
                                                      =========       =========


Commitments and contingencies (Note 5)

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of Canadian dollars except per share amounts)


                                                         Three months ended             Nine months ended
                                                            September 30                  September 30
                                                       -----------------------       -----------------------
                                                         1998           1997           1998           1997
                                                       --------       --------       --------       --------
METAL SALES                                            $  8,847       $ 12,979       $ 28,369       $ 38,837
                                                       --------       --------       --------       --------

EXPENSES
  Mining                                                  7,361         11,884         25,918         34,380
  General administration                                    631            774          1,987          2,221
  Depreciation and amortization                           1,472          2,267          4,733          6,705
  Exploration                                               820          1,704          1,870          4,214
                                                       --------       --------       --------       --------

                                                         10,284         16,629         34,508         47,520
                                                       --------       --------       --------       --------

Loss from operations  before writedown
   of natural resource properties                        (1,437)        (3,650)        (6,139)        (8,683)

Writedown of natural resource properties (Note 6)         2,138                         2,138
                                                       --------       --------       --------       --------

Loss from operations                                     (3,575)        (3,650)        (8,277)        (8,683)
                                                       --------       --------       --------       --------

Other income (expense)
  Interest and other income                                 483            474          1,608          1,421
  Foreign exchange loss                                                    (87)            (7)          (172)
  Convertible debenture interest expense                   (125)          (163)          (403)          (481)
                                                       --------       --------       --------       --------

                                                            358            224          1,198            768
                                                       --------       --------       --------       --------

Loss before income taxes                                 (3,217)        (3,426)        (7,079)        (7,915)

Income tax recovery (expense)                                27             58            156             (6)
                                                       --------       --------       --------       --------

NET LOSS                                               $ (3,190)      $ (3,368)      $ (6,923)      $ (7,921)
                                                       ========       ========       ========       ========


LOSS PER SHARE                                         $ (0.021)      $ (0.022)      $ (0.052)      $ (0.053)
                                                       ========       ========       ========       ========





UNAUDITED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Expressed in thousands of Canadian dollars)


                                                      1998               1997
                                                    --------           --------
Balance at beginning of period                      $(16,709)          $ 23,701
Net loss                                              (6,923)            (7,921)
                                                    --------           --------

Balance at end of period                            $(23,632)          $ 15,780
                                                    ========           ========

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of Canadian dollars)

                                                        Three months ended         Nine months ended
CASH PROVIDED BY (USED IN):                                 September 30              September 30
                                                       ---------------------     ---------------------
                                                         1998         1997         1998         1997
                                                       --------     --------     --------     --------
OPERATING ACTIVITIES
Net loss                                               $ (3,190)    $ (3,368)    $ (6,923)    $ (7,921)
Items not involving cash
  Depreciation and amortization                           1,472        2,267        4,733        6,705
  Writedown of natural resource properties                2,138                     2,138
  Deferred mining taxes (recovery)                         (197)        (115)        (556)        (157)
  Other                                                     132          874        1,567        2,607
                                                       --------     --------     --------     --------
                                                            355         (342)         959        1,234
Net change in non-cash operating working capital          1,158        4,909        1,699         (665)
                                                       --------     --------     --------     --------
                                                          1,513        4,567        2,658          569
                                                       --------     --------     --------     --------

FINANCING ACTIVITIES
Issues of capital stock                                      41           43        1,778        2,188
Conversion of convertible debentures                                     (12)      (1,635)         (12)
                                                       --------     --------     --------     --------
                                                             41           31          143        2,176
                                                       --------     --------     --------     --------

INVESTMENT ACTIVITIES
Expenditures on natural resource properties              (1,007)      (9,126)      (7,390)     (25,040)
Termination of hedging contracts                                       9,679                     9,679
Proceeds on sale of assets                                                            617
Other                                                                     22          135          230
                                                       --------     --------     --------     --------
                                                         (1,007)         575       (6,638)     (15,131)
                                                       --------     --------     --------     --------

Effect of exchange rate change on cash
    and short-term deposits                                 309          109          527          323
                                                       --------     --------     --------     --------

Increase (decrease) in cash and short-term deposits         856        5,282       (3,310)     (12,063)
Cash and short-term deposits at beginning of period      37,569       37,957       41,735       55,302
                                                       --------     --------     --------     --------

Cash and short-term deposits at end of period          $ 38,425     $ 43,239     $ 38,425     $ 43,239
                                                       ========     ========     ========     ========


CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Receivables                                          $  1,022     $  3,439     $  1,204     $  1,095
  Inventories and prepaids                                1,021        1,423        2,478          321
  Accounts payable                                         (711)          85       (1,580)      (1,040)
  Accrued liabilities                                      (173)         (45)        (400)        (959)
  Income taxes payable                                       (1)           7           (3)         (82)
                                                       --------     --------     --------     --------
                                                       $  1,158     $  4,909     $  1,699     $   (665)
                                                       ========     ========     ========     ========

CAMPBELL RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998
(Tabular amounts are expressed in thousands of Canadian dollars)

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

The financial statements are prepared in accordance with accounting principles generally accepted in Canada and, except as described in note 7, conform in all material respects with accounting principles generally accepted in the United States.

The results of operations for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.


2--INVENTORIES

                                                     September 30      December 31
                                                         1998              1997
                                                     ------------      -----------
Materials and supplies                                  $5,214            $5,519
Work-in-progress                                            58             1,731
                                                        ------            ------

                                                        $5,272            $7,250
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

During the nine months ended September 30, 1998, debenture holders converted US$1,180,000 (1997 - US$9,000) of debenture principal into 2,360,000 (1997 -
18,000) common shares of the Company resulting in a balance outstanding at September 30, 1998 of US$3,957,000 ( December 31, 1997 - US$5,137,000).

4--CAPITAL STOCK

Changes in the issued and outstanding common shares for the nine months are as follows (in thousands):

                                                  1998                    1997
                                           -------------------     -------------------
                                            Shares     Amount       Shares     Amount
                                            ------     ------       ------     ------
Common shares:

Balance at beginning of period             151,445    $121,425     148,588    $118,605
Issued:

  Conversion of convertible debentures       2,360       1,635          18          12
  Issued to CEMSA                                                    1,770       2,071
  Employee Incentive Plan and
    Directors' Stock Option Plan               254         143         119         105
                                          --------    --------    --------    --------

Balance at September 30                    154,059    $123,203     150,495    $120,793
                                          ========    ========    ========    ========

The Company has 9,000,000 warrants outstanding which arose as a result of the public issue of units in 1996 that entitle the holders to purchase one common share of the Company for US$1.50 on or before February 26, 1999. As of September 30, 1998, in addition to the shares reserved for issuance under the terms of the common share purchase warrants and convertible debentures (see note 3) there were outstanding stock options under the Directors Stock Option Plan and the Employee Incentive Plan to purchase 7,175,000 common shares at prices ranging from $0.44 to $1.48 per share with such options expiring at various dates to August 18, 2003.

Loss per share has been calculated using the weighted average number of shares outstanding during the nine months which was 153,242,000 (1997 - 149,917,000) and during the three months which was 153,993,000 (1997 - 150,462,000).


5--COMMITMENTS AND CONTINGENCIES


a) At September 30, 1998 the Company had purchased puts enabling it to deliver 7,500 ounces of gold during 1998 at an average price of US$330 per ounce. In addition, the Company had sold calls for 33,200 ounces of gold in 2001 and 20,000 ounces of gold in 2002 at an average price of US$350 per ounce. The Company has also sold forward 330,000 pounds of copper for delivery in 1998 at an average price of US$0.95 per pound.

b) At September 30, 1998 the Company had sold forward US$11,000,000 to purchase Canadian dollars during 1998 and 1999 at an average rate of Cdn$1.4324 to the US dollar.

c) The Company's Joe Mann mine is subject to a graduated net smelter return royalty increasing from 1.8% up to a gold price of Canadian $500 per ounce to 3.6% at a gold price of Canadian $625 per ounce.

d) During 1996, the Company's Mexican subsidiary received import duty assessments following an audit claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos

         9,200,000. On May 26, 1997, the Company received notice that it was successful in its appeal against the assessments and that the Mexican pesos 9,200,000 was not payable. The charge against the assets will be released when the final tax assessment covering this matter is issued in favour of the Company by the tax authorities. On May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Company has been advised that this assessment is illegal as it completely ignores the earlier ruling. Accordingly the Company has filed a new appeal before the Federal Tax Court to nullify the assessment. No provision has been made in the financial statements for the amounts assessed on the basis of the earlier ruling and the legal advice received.

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

g) The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000

         Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


6--SUBSEQUENT EVENT

Subsequent to September 30, 1998, the Company sold surplus heavy mobile equipment for proceeds of US$2,000,000 cash resulting in a loss of $2,138,000 which amount has been provided for in these financial statements.


7--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
   ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                               Three months ended        Nine months ended
                                                  September 30              September 30
                                             ---------------------     ---------------------
                                               1998          1997         1998        1997
                                             --------     --------     --------     --------
Net loss for period as reported              $ (3,190)    $ (3,368)    $ (6,923)    $ (7,921)
Depreciation and amortization (a)                  39         (986)         128       (2,842)
Deferred income taxes (b)                        (187)      (1,870)        (187)      (1,870)
Foreign exchange contracts (e)                   (537)                   (1,028)
                                             --------     --------     --------     --------
Net loss for the year in accordance
with United States accounting principles     $ (3,875)    $ (6,224)    $ (8,010)    $(12,633)
                                             ========     ========     ========     ========
Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                   $ ( 0.03)    $ ( 0.04)    $  (0.05)    $  (0.08)
                                             ========     ========     ========     ========


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

b)       Deferred Income Taxes

         Under Canadian accounting principles income and mining taxes may be accounted for under the deferral method. Under United States accounting principles the asset and liability method (FAS 109) is used (1997 restated), whereby deferred tax assets and liabilities are recognized for the deferred taxes attributable to differences between book value and the tax basis of the Company's assets and liabilities.

c)       Statements of Cash Flows

         Under Canadian accounting principles, the issuance of common shares on the conversion of convertible debentures and as part of the purchase consideration for the acquisition of the Cerro Quema project and as consideration for the reduction in the royalty thereon, has been reflected as a financing activity in the consolidated statements of cash flows. Under US accounting principles these non-cash transactions would have been excluded from financing and investing activities and disclosed in the notes to the financial statements.

         Included in cash and short-term deposits at September 30, 1998 are investments of $nil (1997 - $27,753,000) with maturities on acquisition of greater than 90 days. Under United States accounting principles these investments would not be included in cash and short-term deposits.

         After adjusting for the above, under United States accounting principles the sources of cash from financing activities would be $143,000 for the nine months and $41,000 for the three months (1997 - $105,000 and $31,000, respectively), the use of cash for investing activities would become a source of cash of $21,459,000 for the nine months and a use of $1,007,000 for the three months (1997 - use of $1,065,000 and use of $18,925,000, respectively) and the decrease in cash and short-term deposits would become an increase of $24,787,000 for the nine months and $856,000 for the three months (1997 - decrease of $68,000 and a decrease of $14,218,000, respectively).

         Additional disclosures required under United States accounting principles with respect to the Statements of Cash Flows are as follows:

                                        Three months ended        Nine months ended
                                          September 30              September 30
                                        ------------------        ------------------
                                        1998          1997        1998          1997
                                        ----          ----        ----          ----
Cash taxes paid                         $182          $ 50        $439          $222
Cash interest paid                      $             $ 18        $247          $301

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

f)       Balance Sheets

         The cumulative effect of the application of United States accounting principles, noted in (a) to (e) above, on the consolidated balance sheets of the Company as at September 30, 1998 and December 31, 1997 would be to decrease cash and short-term deposits and increase short-term investments each by $nil (1997 - $28,097,000), decrease natural resource properties by $13,886,000 (1997 - $14,014,000), increase long-term investments by $50,000,000 (1997 - $50,000,000), increase current liabilities by $1,028,000 (1997 - $nil), increase long-term liabilities by $38,000,000 (1997 - $38,000,000), decrease deferred mining taxes by $2,275,000 (1997 - $2,462,000), increase preferred shares by $12,000,000 (1997 - $12,000,000) and reduce shareholders equity by $12,639,000 (1997 - $11,552,000).

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1998

(all dollars are Canadian unless noted otherwise)

FORWARD-LOOKING STATEMENTS

This report contains certain "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those "Risk Factors" set forth in the Company's current Annual Report on form 10-K for the year ended December 31, 1997. Such factors include, but are not limited to: differences between estimated and actual ore reserves; changes to exploration, development and mining plans due to prudent reaction of management to ongoing exploration results, engineering and financial concerns; and fluctuations in the gold price which affect the profitability and ore reserves of the Company. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.


OVERVIEW

Following the $2.1 million writedown of surplus mobile equipment which was sold for US$2 million cash subsequent to the quarter end, Campbell recorded a loss of $3.2 million or $0.021 per share for the three months and a loss of $6.9 million or $0.052 per share for the nine months ended September 30, 1998 compared to a loss of $3.4 million or $0.022 per share and a loss of $7.9 million or $0.053 per share in the comparable periods of 1997. Excluding this writedown the loss would have been $1.1 million for the quarter and $4.8 million for the nine months. Cash flow from operations before the change in operating working capital increased to $0.4 million in the quarter compared to a cash outflow of $0.3 million in the same period of 1997 but decreased to $1 million in the nine months compared to $1.2 million in 1997. Gold production decreased by 33% in the quarter to 19,000 ounces from 28,400 ounces a year earlier and by 21% in the nine months to 64,300 ounces from 81,700 ounces as a result of the cessation of mining operations at the Santa Gertrudis Mine in Mexico.

REVENUE

Revenue from metal sales decreased 32% to $8.8 million in the third quarter and 27% to $28.4 million in the nine months compared to $13 million and $38.8 million, respectively in 1997. The decrease is primarily attributable to the decrease in gold production noted above combined with the 12% decrease in the average US dollar price realized for gold sales during the nine months compared to the same period of 1997, partially offset by the impact of the weaker Canadian dollar.

The average price realized for gold produced in the nine months ended September 30, 1998 was US$306 per ounce compared to US$346 in the comparable period of 1997. The average Comex market price of gold was US$294 per ounce in the first nine months of 1998 compared to US$339 in 1997. The Company has hedged 7,500 ounces of gold production for the balance of 1998 at a price of US$330 per ounce of gold through the use of purchased put options which give the Company the right, but not the obligation to sell at these prices. Campbell's general policy is to hedge up to 50% of its gold production for up to two years, dependent on market conditions and capital expenditure commitments.

Revenue from copper production increased to 4.5% of metal sales in the first nine months of 1998 compared to 3.8% in 1997 as a result of the decrease in gold production. Copper production increased to 997,000 pounds in the nine months compared to 988,000 pounds in 1997.

EXPENSES

Mining expense in the third quarter of 1998 was $7.4 million and $25.9 million in the first nine months compared to $11.9 million and $34.4 million in the comparable periods of 1997. The overall cash production cost decreased to US$250 per ounce of gold for the third quarter and US$258 for the nine months compared to US$290 and US$294, respectively in 1997.

The Joe Mann Mine produced 16,670 ounces of gold in the third quarter and 53,230 ounces in the first nine months compared to 17,420 ounces and 53,020 ounces in the comparable periods of 1997. The tons milled in the first nine months increased to 222,400 tons compared to 195,200 tons in 1997 while the mill head grade decreased to 0.258 ounces of gold per ton compared to 0.296 ounces of gold per ton in 1997. The mill recovery rate was 94% in the first nine months of 1998 compared to 93.8% in 1997. Mill recoveries have been steadily improving over the last few years following improvements to various components of the mill in 1994 and fine tuning of the process by the mill staff. A record 95% recovery rate was achieved in the month of August. The lower mill head grades reflect the scheduled mining of lower grade material.

The cash production cost at the Joe Mann Mine was US$250 per ounce produced in the third quarter of 1998 and US$268 in the first nine months, the same as for the comparable period in 1997.
 .
The cash production cost at the Santa Gertrudis Mine (which includes ongoing fixed overheads) decreased to US$211 per ounce in the first nine months compared to US$341 in the comparable periods of 1997. A total of 2,340 ounces of gold was produced in the third quarter of 1998 and 11,100 ounces in the first nine months compared to 10,960 ounces and 28,720 ounces in the comparable periods of 1997, when mining operations were still continuing. Leaching operations will continue during 1998 for as long as the process generates positive cash flow, now estimated to be late 1998.

Depreciation and amortization expense decreased to $4.7 million in the first nine months compared to $6.7 million in 1997 primarily due to lower gold production resulting from the cessation of mining operations at Santa Gertrudis and the impact of the writedown of the Joe Mann Mine in the fourth quarter of 1997. On a per ounce of gold produced basis, depreciation and amortization for the first nine months of 1998 was $74 per ounce compared to $83 per ounce in 1997.

Exploration expense decreased to $1.9 million in the first nine months of 1998 compared to $4.2 million in the comparable period of 1997. Commencing January 1, 1998 the Company began directly expensing exploration performed on the Santa Gertrudis property in accordance with its stated accounting policies. The Company will revert to capitalising these expenditures in the future should an economic ore body be defined as a result of the current exploration efforts. The Company is currently budgeting to spend an aggregate US$1.7 million on exploration at Santa Gertrudis during 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's cash and short-term deposits and working capital decreased to $38.4 million and $44 million, respectively compared to $41.7 million and $49 million, respectively at December 31, 1997. The decrease is primarily attributable to the capital expenditures which primarily related to completion of the Joe Mann Mine shaft sinking project being in excess of the cash flow from operations during the period. Cash flow from operations before the net change in non-cash operating working capital decreased to $1 million in the first nine months of 1998 compared to $1.2 million in 1997. The decrease is primarily due to the decrease in gold prices and gold production as noted above.

Investment activities in the first nine months of 1998 include expenditures on natural resource properties of $7.4 million compared to $25 million in 1997. Expenditures include $6 million (1997 -$7 million) at the Joe Mann Mine which includes $4.4 million for the shaft deepening (1997 - $5.1 million), $0.1 million (1997 - $2.9 million) at the Santa Gertrudis Mine, and $1.3 million (1997 - $15.1 million) at the Cerro Quema property in Panama. In 1997, investment activities also included the termination of certain gold hedging contracts relating to the Cerro Quema project for proceeds of $9.7 million.

The shaft deepening project at the Joe Mann Mine is now substantially complete other than construction of the sump system and other peripheral work with an estimated cost of $0.5 million which will be completed when development of the lower levels commences. The final cost of the project is estimated to be $13.1 million compared to the original budget of $14.5 million. The Company has delayed full development below the 2350 level due to continuing low gold prices. Accelerated development of the first level immediately below the 2350 level has commenced to ensure continued production through to the end of the year 2000. The Company is continuing to study various Life-of-Mine production plans in an effort to increase production from the mine and reduce the impact of fixed costs on the cost per ounce of gold produced. This analysis should be finished in the fourth quarter and will enable a development decision to be made early in 1999.

Expenditures at the Cerro Quema project primarily relate to revegetation and environmental work required by the original development plan which were largely completed during the third quarter. The project has now been placed on a care and maintenance basis awaiting higher gold prices. Commencing September, 1998, all costs relating to this project are being expensed.

During the second quarter the Company sold its interest in the Wildcat exploration property situated in Nevada for proceeds of $0.6 million recognising a gain of $0.2 million which amount is included in interest and other income.

The Company's principal sources of liquidity are cash flow from the Joe Mann and Santa Gertrudis mines and the Company's working capital which amounted to $44 million at September 30, 1998. The Company is subject to the normal risks and uncertainties associated with mining, including fluctuations in gold prices, the relative U.S./Mexican/Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems.


YEAR 2000 PROJECT

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations that accompanied the December 31, 1997 Audited Financial Statements, Campbell acknowledged its awareness of the implications of the year 2000 issue and stated that it believed it would not present a significant problem for the

Company. This was primarily due to the use of off-the-shelf software for the Company's accounting functions and the limited use of computers in the mine operations themselves. The Company has substantially completed the process of cataloguing all computer hardware and software as well as all other applications and processes which may be date sensitive, including supplies and services provided by external suppliers, as it relates to the Company's corporate office and the Joe Mann Mine and is ongoing as it relates to the Mexican and Panamanian operations. The Company is in the process of engaging external consultants to assist in identifying which individual personal computers need to be replaced or upgraded and which software packages need to be upgraded to ensure they are Year 2000 compliant. This process should be completed by year end after which the new equipment and software will be installed. To date the Company is not aware of any significant modifications required to the non-computer applications at the Joe Mann Mine. The cost to make the Company's operations Year 2000 compliant has not yet been determined.

ITEM 1. Legal Proceedings

        Not applicable

ITEM 2. Changes in Securities

        Not Applicable

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other  Information

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)         27.1 Financial Data Schedule

        (b) No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAMPBELL RESOURCES INC.




                            /s/ PAUL J. IRELAND
                            ---------------------------------------------------
                            Paul J. Ireland
                            Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and authorized signatory)

Toronto, Ontario
November 10, 1998

                             CAMPBELL RESOURCES INC.
                         FORM 10-Q - SEPTEMBER 30, 1998

                                  EXHIBIT INDEX



                  27.1     Financial Data Schedule