Form 10-K405
period 1998-12-31
CAMPBELL RESOURCES INC /NEW/
filed 1999-03-31
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 26, 1999, the registrant had outstanding 155,486,121 common shares, without nominal or par value, the only class of registrant's stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates at such date was US$43,599,513(based on the closing price of such common share of US$0.2813 on such date as reported on the New York Stock Exchange, Inc. composite listings.)

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of registrant's Proxy Circular relating to an Annual and Special Meeting of Shareholders scheduled to be held on May 18, 1999 are incorporated by reference into Part III of this report and certain portions of the 1998 Annual Report to shareholders are incorporated herein by reference into Parts I, II, and IV of this report. These portions of such Proxy Circular and Annual Report are filed as exhibits to this Form 10-K.

                             CAMPBELL RESOURCES INC.
                                      Index
                         Annual Report on Form 10-K for
                          Year Ended December 31, 1998

                                                                                                      Page
                                                      PART I

Items 1. and 2.   Business and Properties................................................................2

Item 3.           Legal Proceedings.....................................................................22

Item 4.           Submission of Matters to a Vote of
                  Security Holders......................................................................23

                                                      PART II

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters.......................................................23

Item 6.           Selected Financial Data...............................................................24

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations......................................24

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk............................24

Item 8.           Financial Statements and Supplementary
                  Data..................................................................................24

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................24

                                                     PART III

Item 10.          Directors and Executive Officers
                  of the Registrant.....................................................................24

Item 11.          Executive Compensation................................................................25

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management.................................................................26

Item 13.          Certain Relationships and Related Transactions........................................26

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K...............................................................26

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

                            Rate at         Average
                           December 31       Rate (1)         High              Low
                           -----------       ----             ----              ---
         1994                0.7129         0.7301            0.7632            0.7105
         1995                0.7323         0.7286            0.7431            0.7076
         1996                0.7301         0.7332            0.7513            0.7235
         1997                0.6999         0.7198            0.7487            0.6961
         1998                0.6447         0.6746            0.7105            0.6343

(1) The average rate means the average of the exchange rates on the last day of each month during the year.

         On March 26, 1999, the noon buying rate for Cdn. $1.00 was US$0.6607

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

Cautionary "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.

This report contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such section. Such forward-looking statements concern the Corporation's operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors, including those identified under the "Risk Factors" section in
Item 1 and 2 and elsewhere in this report, that may cause the actual results, performance or achievements of the Corporation, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: differences between estimated and actual ore reserves and recovery rates; failure of plant, equipment or processes to operate in accordance with expectations and specifications; changes to exploration, development and mining plans due to prudent reaction of management to ongoing exploration results, engineering and financial concerns; environmental costs; and fluctuations in gold price which affect the profitability and ore reserves of the Corporation. These risks and uncertainties are the normal risks involved in mining. Readers are cautioned not to put undue reliance on forward-looking statements. See "Risk Factors", and elsewhere in Item 1 and 2, and "Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7". The forward-looking statements are made as of the date of this report, and the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

         The Corporation is a gold mining and natural resource company whose principal assets are the Joe Mann gold mine (the "Joe Mann Mine") located in the Chibougamau area of northwestern Quebec, the Santa Gertrudis gold mine (the "Santa Gertrudis Mine") located in the State of Sonora, Mexico and the Cerro Quema gold property (the "Cerro Quema Property") located in the southern Azuero Peninsula in the Los Santos province of Panama. Segmented financial information with respect to the Corporation's domestic and foreign operations is set out in
Note 10 to the Corporation's consolidated financial statements for the year ended December 31, 1998. Such financial statements are filed as a part of Item 14 of this report.

         The Joe Mann Mine, an underground gold mine owned by Meston Resources Inc., a wholly-owned subsidiary of the Corporation, is located near the town of Chibougamau which is approximately 350 miles north of Montreal, Quebec. The Joe Mann Mine was brought into production by Campbell in 1987.

         In July 1994, the Corporation acquired the Santa Gertrudis Mine from Phelps Dodge Corporation. The Santa Gertrudis Mine, an open pit heap leach gold mine located near the town of Magdalena, Sonora, Mexico, approximately 150 miles south of Tucson, Arizona, was brought into production in 1991 by its previous owner. The Corporation holds its interests in Mexico through its wholly-owned subsidiary, Oro de Sotula, S.A. de C.V. ("Sotula"). In December 1997, mining operations were temporarily suspended due to low gold prices and insufficient developed ore reserves. Leaching operations continued until the end of 1998. Activities are now focussed on an exploration programme to identify additional ore reserves sufficient to permit mining operations to resume at a rate that is economic at the then prevailing gold price. There can be no assurance that gold prices will rise to a level or that sufficient ore reserves will be discovered and developed that will make it economic to resume mining operations.

         In March 1996, the Corporation acquired all of the shares of Minera Cerro Quema, S.A., a Panamanian corporation ("Minera"), whose primary asset is the Cerro Quema Property. In November 1996, a positive feasibility study, at an assumed gold price of US$400 per ounce, was completed and presented to the Board of Directors on the basis of which approval was given to proceed with pre-production development including road construction and preparation of construction tender documents. Following completion of some additional test work and receipt of required permitting and exploitation concessions, final approval for the project was given in February 1997. In December 1997, as a consequence of sustained lower gold prices, the

Corporation decided to defer further development of Cerro Quema until the gold price reaches a level that will ensure economic viability of the project. There can be no assurance that such gold prices will be attained.

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

         Factors which allow producers to remain competitive in the market over the long-term are the quality (grade, metallurgy, etc.) and size of the orebody, cost of production and the proximity to market. In all these factors the Corporation is competitive to greater or lesser degrees; but because of the number of companies and variables involved, no individual or group of producers can be pointed to as being in direct competition with Campbell.

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

         Campbell and its wholly-owned subsidiaries employed approximately 300 persons as of December 31, 1998, of which 172 were covered by collective bargaining agreements. The relationship of Campbell and its subsidiaries with their employees and contractors is considered by Campbell to be satisfactory. See "Employees" on pages 10 and 15.

         During 1998 and 1997, there were no material strikes or walkouts at the Joe Mann Mine. In September 1996, the collective bargaining unit at the Joe Mann Mine, represented by Le Syndicat des Travailleurs-euses de la Mine Meston ("CSN"), consisting of 145 employees, approved a collective bargaining agreement covering a three year period. In February 1999, CSN agreed to a two year extension of current agreements with a wage increase of $0.25 per hour and a gold price participation formula. Also in February 1999, a three year contract, on the same terms as to wage increase and gold price participation, was approved by the Metallurgistes Unis d'Amerique covering 27 workers at the Camchib Mill. See "Employees" on page 10.

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



ORO DE SOTULA, S.A. de C.V.                  MINERA CERRO QUEMA, S.A.
         (Mexico)                                    (Panama)
   Santa Gertrudis Mine                        Cerro Quema Property
  Exploration Properties



THE JOE MANN MINE

         HISTORY

         The Joe Mann property was acquired in July 1980 by Meston Lake Resources Inc. ("Meston Lake"), a predecessor of Meston Resources Inc. ("Meston"), a wholly-owned subsidiary of the Corporation.

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

         The mine was dewatered in early 1985 and in June of that year, an underground exploration programme began. The exploration programme resulted in the discovery of 800,000 tons of ore reserves and prompted the decision to re-start production. Commercial production began on April 2, 1987 with proven and probable mineable reserves of 910,000 tons grading 0.22 ounces of gold per ton at December 31, 1986. During 1987, Campbell also increased its ownership in the mine to 100%. The mine has been in continuous production since 1987. During 1992, the No. 2 shaft was deepened to a depth of 2,676 feet. This deepening project opened up four new levels between the 1825 and 2350 levels. To date, the deposit has been mined along a 3,000 foot strike length to a depth of 2,350 feet and remains open at depth. During 1997 and 1998, the No. 2 shaft was further deepened by 1,081 feet to a depth of 3,757 feet to permit six new levels to be mined. This project was completed in July 1998 at a cost of $13.1 million, approximately $1.4 million less than budget. (See "Mine Exploration, Development and New Long Term Mine Plan" on page 7).

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

         Early exploration on the 2575 level, initiated in the fall of 1998, encountered positive results approximately 1,000 feet east of the shaft and led to the discovery of a new zone situated north of the Main Vein. The new zone has, to date, been defined between the 2350 and 2575 levels. A crosscut driven at 1100E to investigate results from three earlier holes drilled from the 2350 level intersected a zone of high-grade mineralization with a true width of 39.2 feet averaging 0.293 ounces gold per ton. Historically, mine widths at Joe Mann have been approximately 6.0 feet. This new zone is situated approximately 200 feet north of the Main Vein. Drilling to test a 475 foot section of the zone between 975E and 1450E and the 2350 and 2575 levels is ongoing. At present, it is thought that the mineralization of the new zone is spatially and genetically related to a large quartz-feldspar porphyry dyke. There are two limbs of high-grade ore mineralization which occur at the northern and southern contacts between the porphyry dyke and a sheared gabbro.

         MINEABLE RESERVES

         Mineable reserves at the Joe Mann Mine are continually updated by management to reflect operations and exploration activity and are periodically reviewed by independent consultants.

         The following table summarizes diluted mineable reserves estimated by management and calculated as at December 31, 1998 on the basis of a gold price of US$325 per ounce, and as at December 31, 1997 and December 1996, on the basis of gold prices of US$375 per ounce.

                     PROVEN AND PROBABLE MINEABLE RESERVES

                            December 31, 1998           December 31, 1997                 December 31, 1996

                                         Grade                        Grade                                Grade
                           Tons         (oz/ton)        Tons         (oz/ton)           Tons              (oz/ton)
Proven                    397,305         0.231        489,931         0.239           515,522              0.277
Probable                  119,285         0.224         63,486         0.232           211,869              0.245
                          -------         -----        -------         -----           -------              -----
Total                     516,590         0.229        553,417         0.238           727,391              0.268
                          =======         =====        =======         =====           =======              =====



         The total estimated diluted proven and probable mineable reserves at the Joe Mann Mine decreased by 36,827 tons from 553,417 tons at December 31, 1997 to 516,590 tons at December 31, 1998. After taking into account production during 1998 of 299,000 tons grading 0.252 ounces per ton, the total diluted proven and probable mineable reserves increased on a net basis during this period by 262,173 tons. Reserves decreased during 1997 because access to the mineralization below the 2350 level could only be achieved on completion of the deepening of the No. 2 production shaft in July 1998. With this completion and development of the six mining levels below the 2350 feet level, reserves should return to historical levels.

         MINE EXPLORATION, DEVELOPMENT AND NEW LONG-TERM MINE PLAN

         In light of sustained lower gold prices some development and diamond drilling expenditures originally scheduled for 1998 were deferred while analysis was completed to prepare the new long term mine plan. As a result,17,361 feet of lateral development and 101,438 feet of diamond drilling were completed in 1998 at an estimated cost of approximately $4,552,000 net of deferred revenue from development ore compared to an original forecast of 24,915 feet of lateral development and 72,000 feet of diamond drilling at an estimated cost of $5,110,000. This compares to 18,513 feet of lateral development and 103,670 feet of diamond drilling in 1997, completed at a net cost of approximately $4,871,000. Continuity of gold mineralization has been confirmed to a depth of 3,700 feet, 1,350 feet below the current deepest production level of the mine and mineralization remains open at depth. The 1998 programme concentrated on production development. To date, both widths and grades are somewhat higher than those encountered in the currently mined areas.

         The 1,081 foot deepening of the No. 2 production shaft to facilitate the opening of six new production levels to a depth of 3,450 feet, commenced in December, 1996, and was completed in July, 1998 at a cost of $13.1 million. The No. 2 production shaft is constructed to permit future deepening without interruption of production.

         Following the successful completion of the shaft deepening programme Campbell considered various alternatives for the further development of the mine. The new long-term plan calls for the immediate full development of all six levels between the 2350 level, which is currently being mined, and the shaft bottom at 3,700 feet. The Plan assumes gold prices of US$300 per ounce in 1999, US$315 for 2000 and US$325 thereafter. The plan also assumes a mill gold recovery rate of 93.8% and a US$/Cdn$ exchange rate of US$1 = Cnd$1.50 for 1999 and 2000 and 1.475 thereafter. The plan is expected to have significant economic benefits for the Corporation including reduced cash operating costs.

         The long term mine plan envisages mining approximately 1.8 million tons of ore at an average of 0.258 ounces gold per ton to produce more than 425,000 ounces of gold over the next 6 years. Additional increases in gold production and lower cash operating costs are expected once the impact of the new zone, discussed in detail below is taken into account. A key component of the plan includes the adoption of a 7 day per week mining schedule as compared to the current 5 day per week schedule and the elimination of the 2 week summer shut down. The net effect will be to increase the number of days of mining from an average of 237 days per year to 347 days per year. Due to excess mill capacity, the mill will operate an average of 260 days per year.

         NEW ZONE

         Development on the 2575 level is continuing to determine the eastern extent of mineralization of the new zone, discussed above under Geology on page 6. In addition, crosscuts are also being driven on the 1100E and 1300E sections of the 2575 level to enable drilling to test the new zone below the 2575 level.

         While the extent and grade of the new zone are not fully known, early estimations indicate that the zone contains approximately 140,000 tons averaging
0.312 ounces per ton between the 2350 and 2575 levels. Mine management expects to mine some of this mineralized material begining in the second half of 1999 using cut and fill methods. It is estimated that the new zone will contribute approximately 8,000 ounces to gold production in 1999, increasing thereafter. Lateral development is being carried out on the 2750, 2925 and 3100 levels and it is expected that within two months the 2750 level will have advanced to the projected depth of the new zone enabling further definition drilling of the zone.

         WEST ZONE

         In addition to ore from the Main and South Veins, which are situated east of the production shaft, the long term mine plan includes initial production from the West Zone between the 1650 and 1825 levels of the mine. Further exploration and development in the West Zone is contemplated above the 2350 level with an expected increase in reserves. Results from three raises completed between the 1650 and 1500 levels indicate vertical continuity for at least 80 feet.

         MINING

         Mining is predominantly carried out using the shrinkage stope mining method and currently all stope production comes from above the 2350 level. In 1998, approximately 67% of the ore came from the shrinkage stopes, 19% from longhole stoping, and 14% from development muck. The production capacity of the No. 2 shaft system is estimated to be 2,000 tons per day assuming 12 hours of hoisting per day. The No. 1 shaft services the mine to the 1650 level and is currently inactive, but is maintained to provide standby support for the operation. During 1999 the No. 1 shaft will be withdrawn from service.

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

                  The following table sets out production from the Joe Mann Mine for the past three years:

                        JOE MANN MINE PRODUCTION SUMMARY

                                                        Year ended December 31
                                         -------------------------------------------------
                                         1998                   1997                  1996
                                         ----                   ----                  ----
Tons Milled                              299,000                266,000               266,000
Gold Grade (oz./ton)                     0.252                  0.299                 0.290
Copper Grade (%)                         0.243                  0.280                 0.302
Gold Produced (ounces)                   70,100                 73,500                70,400
Copper Produced (000's lbs)              1,316                  1,367                 1,473
Cash Operating Costs (1) (US$            $257                   $264                  $272
per oz. of gold)

(1) Operating costs include all on-site mining, processing and administrative costs, net of copper and silver by-product credits.

         MILLING

         Ore from the Joe Mann Mine is transported approximately 40 miles by truck to the Corporation's Camchib Mill for processing. The Camchib Mill was commissioned in 1955 and is regularly maintained and is in good working order.

         During 1998, the gold recovery rate at the Camchib Mill which processed ore from the Joe Mann Mine was 94.3% and the copper recovery rate was 94.2% compared to 93.9% and 96.3% respectively in 1997. The higher gold recovery rate, despite lower grades, reflects continuing mill circuit improvements and refinements to the process. The mill process includes three separate circuits; a gravity circuit, a flotation circuit and a cyanide circuit. Original design capacity at the Camchib Mill was 3,500 tons per day as a flotation mill. The Camchib Mill was modified to include a cyanide circuit. Gold recovered from the gravity and cyanide circuits is formed into dore bars on site and is shipped to the Royal Canadian Mint for refining. The flotation circuit uses standard technology to produce a copper-gold concentrate. The copper-gold concentrate is shipped by rail to Noranda Inc.'s Horne Smelter in Rouyn/Noranda, Quebec for smelting and refining.

         EMPLOYEES

         At the Joe Mann Mine, 228 persons were employed as of December 31, 1998 of whom 145 mine workers were covered by a collective bargaining agreement with Le Syndicat des Travailleurs-euses de la Mine Meston (CSN) and 27 mill workers were covered by a collective bargaining agreement with Les Metallurgistes Unis d'Amerique (the United Steelworkers of America). During 1998 and 1997, there were no material strikes or walkouts at the Joe Mann Mine.

         In September 1996, the collective bargaining unit at the Joe Mann Mine, represented by CSN, approved a collective bargaining agreement covering a three year period with wage increases of 0.73% in the first year and 1.22% and in the second and third years. The new long- term mine plan includes the adoption of a 7 day per week mining schedule as compared to the current 5 day per week schedule and the elimination of the 2 week summer shut down. In February 1999, CSN, the union representing the hourly mine workers, supported the implementation of the new work schedule and agreed to a two year extension to the current labour agreement. Also in February 1999, a new three year contract was agreed to with Les Metallurgistes Unis d'Amerique (the United Steel Workers of America), the union representing the hourly mill workers, on the same terms regarding wages and gold price participation as were approved by the CSN. The agreements provide for a general increase of $0.25 per hour for the mine and mill workers amounting to an annual cost of $120,000. In addition, a gold price participation formula has also been approved. For a gold price ranging between $525 and $625 per ounce, the employees would share an additional $90,000 for each $25 multiple in this range.

         NET SMELTER ROYALTY

         In May 1993, Meston sold a graduated net smelter return royalty to Repadre Capital Corporation, a subsidiary of Dundee Bancorp Inc., for $3 million cash. The royalty, based on production from the Joe Mann Mine, is 1.8% at gold prices up to $512 per ounce increasing to 3.6% at gold prices of $625 per ounce and greater. A 2% royalty is also payable on copper production in excess of 5 million pounds per year and silver production in excess of 1 million ounces per year. For the year ended December 31, 1998, $548,000 was paid to Repadre under this agreement compared to $593,000 paid for the year ended December 31, 1997.

THE SANTA GERTRUDIS MINE

         HISTORY

         The previous owner of the Santa Gertrudis Mine, Phelps Dodge Corporation, through its Mexican exploration subsidiary, began to explore the Santa Gertrudis district in 1984. The district was recognized to have potential for sediment-hosted gold in fine-grained chemiclastic rocks similar to the gold deposits of the Carlin trend in Nevada. By April 1986, the first deposit was discovered and as exploration continued, an additional eight deposits were discovered soon thereafter. A preliminary feasibility study was completed in 1987 and the final feasibility study completed in October 1988. In 1989, Compania Minera Santa Gertrudis was formed for the purpose of holding the concessions where deposits had been identified and for the eventual mining of the deposits. The decision to begin production was made in 1989 and facility construction started in May 1990. See also page 2 for "History of Santa Gertrudis".

         The first shipment of gold precipitate from the initial 2,000 metric tonne of ore per day heap leach facility was made in June 1991. The initial capital investment was US$28.4 million including pre-operating costs of US$5.9 million. In 1992, an expansion was completed increasing mine production to 3,000 metric tonnes of ore per day.

         LOCATION, ACCESS AND INFRASTRUCTURE

         The Santa Gertrudis Mine is located mid-way between Tucson, Arizona and Hermosillo, Sonora, Mexico, 80 miles south of the United States-Mexico border. The property is accessible by road which is paved except for the last 20 miles. The town of Magdalena is located about an hour drive from the site. The Santa Gertrudis Mine consists of a heap leach facility, a processing plant and associated facilities.

         In September 1995 the Santa Gertrudis Mine property was expanded by
28.2 square miles. Approximately half of the new property was acquired through staking with the other half acquired through option agreements that allow the Corporation to earn a 100% interest through staged payments aggregating a maximum of US$1,000,000 over a five year period. During 1996, six square miles were added to the property through staking. During 1997, one of the five option agreements entered into in 1995 was exercised with total payments, including previous option payments, of US$200,000. The claims acquired include the recently developed La Trinidad deposit. Also during 1997, an additional 22.87 square miles were acquired through staking and a lottery process. One claim acquired in 1995 was reduced in size by 11.6 square miles after initial work had defined the ground with most prospective interest. During 1998, one optioned claim was returned to the owner. The present property consists of 44 claims comprising 22,784 hectares or 87.97 square miles.

         The Corporation's subsidiary, Sotula holds both the exploration and exploitation concessions. To maintain these concessions, Sotula was required either to incur exploration or development work or to have production revenues in 1998 amounting to approximately US$1.7 million or US$72 per hectare. Exploration and development expenditures and production revenues for 1998 were considerably in excess of this requirement. The excess from 1998 and prior years can be carried-forward and should be sufficient to cover requirements for the foreseeable future on all of the strategic claims. Some claims may be dropped or reduced in size in the future if additional work fails to indicate potential for economic mineralization. However, prior years' work plus planned exploration expenditures exceed estimated work requirements for the foreseeable future on all claims. In addition, an aggregate of US$112,000 was paid for property taxes during 1998.

         The mine site includes a diesel power plant, four-bay maintenance shop, warehouse, modern office and telecommunications network, medical building, recovery plant, kitchen, recreational building and residential quarters for employees.

         GEOLOGY

         The gold deposits are generally located within a nine mile by two mile belt of sedimentary rocks that trends northwesterly along the southern range front of Cerro Azul. Mineralization occurs throughout the stratigraphic section; however, economically significant deposits are preferentially hosted by limey siltstone and carbonate rocks. The Santa Gertrudis deposits have strong geological similarities to the deposits in the Carlin trend in Nevada. Mineralized zones are usually completely oxidized and other Carlin features such as siliceous alteration, jasperoid zones, carbonaceous material and low angle thrusting are also present at Santa Gertrudis. Forty-six gold deposits and occurrences, including the recent discoveries of La Trinidad and Greta, have been identified in the District. Additional prospects are in the early stages of exploration.

         MINEABLE RESERVES

         The following table summarizes mineable reserves estimated by management (1996 reserves were estimated on the basis of a gold price of US$380 per ounce):

                     PROVEN AND PROBABLE MINEABLE RESERVES

                        December 31, 1998              December 31, 1997               December 31, 1996
                                      Grade                           Grade                            Grade
                    Tonnes           g/tonne            Tonnes       g/tonne           Tonnes        g/tonnes
                    ------           -------            ------       -------           ------        --------
Proven              Nil               -                 Nil              -           1,287,000         1.87
Probable            Nil               -                 Nil              -             291,000         1.46
                                                                                     ---------         ----
Total               Nil               -                 Nil              -           1,578,000         1.79
                                                                                     =========         ====


         Following cessation of mining activities in December, 1997, approximately 732,900 tonnes of proven and probable material grading approximately 1.69 grams per tonne remained. Due to lower gold prices and because the quantity of material is insufficient to support costs, this material no longer met the definition of ore reserves and was reclassified as possible mineralized material. Exploration work is continuing in an effort to identify additional material which together with this remaining material would be economic to mine at current gold prices.

         OPERATIONS

         Current low gold prices and insufficient developed ore resulted in mining operations being suspended on December 7, 1997 to permit focus to be placed on building ore reserves through exploration. Mining operations will resume when sufficient reserves have been discovered and developed to enable mining to be carried out at a rate that is economic at the then prevailing gold price. There can be no assurance that gold prices will rise to a level, or that sufficient ore reserves will be discovered and developed, that will make it economic to resume mining operations.

         Until December, 1997, mining had been carried out on a continuous, round-the-clock basis with hydraulic shovels, front-end loaders, drills and a fleet of twelve 50-tonne and two 85-tonne haulage trucks. The average mining rate during 1997 was approximately 22,000 tonnes per day of which approximately 3,000 tonnes was ore representing a strip ratio of 6.3:1. Mining equipment is being regularly maintained in anticipation of resumption of mining operations.

         The ore was oxidized and processing utilized conventional heap leach technology. Approximately 70% of the ore was crushed to minus three inches before delivery to the leach pads and the remaining 30%, representing fines, was amenable to direct delivery to the leach pads. Sodium cyanide solutions were dripped over the ore piles on the leach pads and the gold-enriched solutions are collected in solution ponds. Extraction of the gold from the gold-enriched leach solutions was accomplished by pumping the solutions through a series of carbon columns. The gold was adsorbed onto the carbon that was subsequently transported to the plant for stripping using a hot caustic solution. Zinc dust was added to the gold-laden strip solution to facilitate precipitation of the gold. A filter system collected the gold-rich zinc precipitate which was then dried. The zinc precipitate containing 75 to 90% gold and approximately 5% silver was shipped to the United States for final refining.

         Subsequent to the acquisition of the Santa Gertrudis Mine in July, 1994, based on the ore placed on the leach pads and the gold recovered, a recovery rate of approximately 76.3% was experienced. Leaching operations continued until the end of December 1998 when the level of gold production became uneconomic.

         The Phase IV leach pad, completed in mid 1997 to the east of the existing Phase I pad provides an additional 2.0 million tonne capacity. If mining operations resume, the recovery process described above will be used.

         The following table sets out production from the Santa Gertrudis Mine for the past three years:

                              SANTA GERTRUDIS MINE
                               PRODUCTION SUMMARY

                                                             Year ended December 31
                                             -------------------------------------------------------
                                             1998                       1997                    1996
                                             ----                       ----                    ----
Tonnes ore mined                               -                      1,021,000                 965,000
Gold Grade (g/tonne)                           -                        1.71                     2.06
Gold Recovery (%)                              -                         69.5                    84.6
Gold Produced (ounces)                      12,300                     39,200                   54,400
Cash Operating Costs                        $242(2)                    $333(1)                  $227(1)
(US$ per ounce of gold)

(1) 1996 and 1997 operating costs include all on-site mining, plant, administration and transportation costs.

(2) 1998 cash operating costs include overhead costs associated with keeping the mine infrastructure in place while the exploration work continues.

         During 1998, the Santa Gertrudis Mine produced 12,300 ounces of gold as a result of the continued application of cyanide solutions to the heaps on the leach pads. This process was completed in December 1998. Cash operating costs per ounce of gold for 1998 were US$242 compared to US$333 for 1997. This lower unit cost is attributable to the cessation of mining operations in December 1997.

         EXPLORATION

         Exploration expenditures for 1998 were $2.3 million compared to $3.7 million in 1997. During early 1998, exploration efforts at Santa Gertrudis continued to focus on evaluating large portions of the property that, in the past, had received little, if any, exploration.

         In 1998, the Corporation continued to conduct exploration involving geological mapping, rock and soil geochemical sampling, trenching and drilling in an effort to define resources and reserves outside the area of past mining activity. This effort led to the delineation of a geological resource contained in five deposits within the Greta area, approximately 7 kilometres southeast of the mine district. Because the Greta area is situated some distance from the mine infrastructure and with gold prices at historic lows, the resource identified is presently uneconomic. Approximately 120 holes totalling in excess of 10,000 metres were drilled to explore and develop reserves at Santa
Gertrudis in 1998. Should the gold price improve, exploration will resume in the area to establish mineable reserves.

         Ongoing regional exploration led to the discovery of the San Enrique anomaly, a large soil geochemical anomaly with great potential situated approximately 7 kilometres south of the mine district. Further exploration on the anomaly has been delayed because of difficulties in concluding an agreement with the surface rights owner. As a result the Corporation filed an application for temporary occupation from the Government of Mexico. The Corporation has been advised that Temporary Occupation Resolution was granted on March 17, 1999. This Resolution entitles the Corporation to explore and exploit its claims, which underlie the property of the surface rights owner, for five years and requires an annual payment of approximately US$50,000. This amount was established by the Government of Mexico and is adjusted annually for inflation. A program of mapping, trenching, drilling and sampling will commence in April, 1999.

         In May 1998, the Corporation commenced discussions to acquire the former gold producing property of Minera Roca Roja which filed for bankruptcy in September, 1998. On March 26, 1999, the realization value of the Roca Roja property was appraised at US$1,002,000. The Corporation has indicated to the trustee in bankruptcy, that it intends to acquire the property. The acquisition is expected to close on April 14, 1999. The adjoining Roca Roja property, which consists of approximately 4,568 hectares, has the potential to host mineralized material which could be developed in the near term given its proximity to the existing mine infrastructure.

         The initial phase of exploration for 1999, covering the first 3 to 4 months, has been budgeted at $750,000. Additional funds will be made available as results warrant. Efforts will focus on the Roca Roja property, the adjacent mine district and the San Enrique soil geochemical anomaly.

         In addition, in 1997 Campbell started to investigate the potential for deeper gold-bearing sulphide mineralization. A report by independent mineral consultants concluded that the property has potential for a deep Carlin-type target and that the geology, structure, geochemistry, geophysics and mineralization are similar to the Post-Betze deposit located in Nevada's Carlin Trend. Results of Campbell's exploration efforts and the independent report supporting the similarities between Santa Gertrudis and the Carlin Trend prompted management to seek a joint venture partner in order to undertake a systematic exploration program to evaluate the deep sulphide potential. Several senior mining companies with experience in exploring for and mining Carlin-type orebodies have visited the property and concurred that there appears to be excellent potential for the property hosting Carlin-type orebodies. However, the current prevailing low gold prices have resulted in exploration budgets being drastically cut within the gold mining industry making it difficult to consummate a joint venture exploration program at this time.

      EMPLOYEES

      In December, 1997, the Corporation concluded an agreement with the National Union of Miners, Metallurgists and Similar Workers of the Mexican Republic ("Union") pursuant to which mining operations were suspended and 143 employees covered by the collective bargaining agreement were terminated. An additional 55 employees not covered by the collective agreement were also terminated. At December 31, 1998, there were 48 employees of whom 22 were engaged in exploration activities.

      It is expected that approximately 40 employees will continue to be employed in 1999 to carry out exploration and to ensure that plant and infrastructure is maintained in anticipation of a restart of mining operations.

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

      At the Cerro Quema Property, the Corporation's subsidiary, Minera Cerro Quema, S.A. held exploration concessions covering approximately 20,000 hectares which comprise the Cerro Quema Property. These exploration concessions were converted to three extraction concessions totalling 15,000 hectares in February, 1997. Pre-extraction activities, which must commence within one year of the date of the extraction concession, commenced in December, 1996. The mining law permits a reduction or cessation of activities if prevailing economic conditions hinder continuing activities. See "Mine Feasibility and Development" on page 16. Under Panamanian mining law, a 2% net smelter return royalty is payable on production. In addition, an annual surface tax of approximately US$1.00 per hectare is also payable.


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

      MINE FEASIBILITY AND DEVELOPMENT

      In November, 1996, a positive feasibility study was completed, based on an assumed gold price of US$400 per ounce, and presented to the Board of Directors on the basis of which approval was given to proceed with pre-production development including road construction and preparation of construction tender documents. Following completion of some additional test work and receipt of required permitting and exploitation concessions, final approval for the project was given in February, 1997.

      In preparing the feasibility study, the Corporation carried out a detailed review of the data produced by a previous owner on the property and completed some confirmation drilling and test work. It is believed approximately US$8.5 million was spent on the property, prior to acquisition by the Corporation, including 17,000 metres of reverse circulation drilling and 4,500 metres of diamond drilling. In the feasibility study which was prepared on the basis of a gold price of US$400 per ounce, a probable mineable reserve of 8.8 million tonnes at a grade of 1.16 grams per tonne was estimated by the Corporation. Given current gold prices, this reserve is no longer economic and is now categorized as mineralized material.

      Based on a review of the metallurgy of the mineralized material and proposed mining plans and methods and on test work performed on representative samples taken from the property, the feasibility study assumes that a stripping ratio of 0.64:1 and gold recoveries of 86% can be achieved in an open pit heap leach operation. The oxidized nature of the gold mineralization accounts for the favourable indicated recoveries.

      The feasibility study estimates the capital cost to develop an open pit heap leach mine capable of producing 50,000 ounces of gold annually at US$32.8 million which includes provisions for contingencies. The capital costs were to be funded from available cash and through debt financing, if necessary. Based on existing reserves the feasibility study indicates an estimated minimum mine life of six years. At such time as production may commence, the Cerro Quema Mine is expected to have approximately 170 employees.

      Construction and upgrading of the access road commenced in late 1996 with main construction activities being commenced in early 1997, including the start of the La Pava haul road, earthmoving and levelling of the general plant site area, and initial construction of leach pad pond stability dams and the camp infrastructure. Total construction and equipment cost incurred to December 31, 1997 was US$13.4 million. The fleet of mining equipment, acquired for the Cerro Quema gold project, was sold in October, 1998 for US$2 million.

      In June, 1997 construction at the Cerro Quema gold project was temporarily suspended by government order following heavy rainfalls which created high levels of sedimentation in the local rivers. The Corporation, working in conjunction with the Panamanian authorities, resolved the problem by completing a program of sedimentation control and revegetation. As a result of these environmental efforts, a resolution was passed lifting restrictions on the project's development. In December 1997, as a consequence of sustained lower gold prices, the Corporation decided to defer further development of Cerro Quema until the gold price reaches a level that will ensure economic viability of the project. The project has been placed on a care and maintenance basis during 1998 and for 1999.

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

MINERAL EXPLORATION PROPERTIES

      The Corporation has interests in precious and base metal properties in the Chibougamau region of northwestern Quebec, and in the State of Sonora, Mexico.

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

      From the inception of the programme in 1992 to December 31, 1998, SOQUEM has spent approximately $2,631,000 on the Meston property and $2,462,000 on the Chibougamau properties including $83,000 on the Meston properties and $31,000 on the Chibougamau properties since the effective date of the 1997 amendment. The Corporation is not responsible for sharing expenditures with respect to the referenced properties.

      During 1998, SOQUEM carried out an induced potential survey and minor trenching on the Chibougamau properties. A diamond drilling programme is planned for 1999. On the Meston property, only claim renewal costs were incurred in 1998. Some surface exploration work is scheduled for 1999.

      WILDCAT PROPERTY

      In January, 1995, Campbell acquired the Wildcat advanced exploration gold property located in Nevada from Lac Minerals (USA), Inc. for US$300,000. This property required further drilling to determine whether the project could be economic. The Corporation's interest in the Wildcat property consisted of 315 mining claims held directly and under lease agreements. In November, 1996, Campbell entered into an option to purchase agreement with Sagebrush Exploration Inc. pursuant to which Sagebrush acquired the Wildcat property on April 8, 1998 for US$650,000.

CAMPBELL FINANCINGS

      On February 8, 1996, the Corporation entered into an underwriting agreement with First Marathon Securities Limited, Nesbitt Burns Inc. and CIBC Wood Gundy Securities Inc. (the "Underwriters") pursuant to which the Corporation sold 18,000,000 Units, each Unit consisting of one Common Share and one-half of a Common Share Purchase Warrant (a "Warrant"). Each whole Warrant entitles the holder to purchase one Common Share for US$1.50 on or before February 26, 1999. The Corporation received approximately US$21,150,000 from the Underwriters net of underwriting fees and before deducting other expenses of sale, from the sale of such securities. The 18,000,000 Common Shares and 9,000,000 Warrants were registered under the Securities Act of 1933 (the
"Act"), on a Registration Statement on Form F-10.

(Registration No. 333-770). Reference is made to the Prospectus, dated February 9, 1996, contained in said Registration Statement for a description of the details of such offering and to the Warrant Indenture, referred to in such Registration Statement for the terms of the Warrants. The Corporation has separately registered under the Act the 9,000,000 Common Shares issuable upon the exercise of the Warrants pursuant to a Registration Statement on Form F-3 (Registration No. 333-1882) which was declared effective on July 25, 1996. The warrants expired on February 26, 1999 in accordance with their terms.

      In July, 1994, concurrent with the acquisition of Santa Gertrudis, the Corporation entered into an underwriting agreement with First Marathon Securities Limited pursuant to which the Corporation sold US$11,005,000 aggregate principal amount of 7 1/2% Convertible Subordinated Debentures (Unsecured) (the "7 1/2% Debentures"). The 7 1/2% Debentures will mature on July 21, 2004, the tenth anniversary of their date of issue. The 7 1/2% Debentures are convertible at the option of the holder into Common Shares at any time prior to maturity at a conversion price of US$0.50 per Common Share. The 7 1/2% Debentures are redeemable for cash at any time after the fifth anniversary of the date of issue and, at the Corporation's option, may be redeemed in Common Shares on the basis of one Common Share for each US$0.50 of 7 1/2% Debenture principal being redeemed. The right of the Corporation to redeem the 7 1/2% Debentures for cash or Common Shares is conditional on the average price of the Common Shares exceeding US$0.50 during a period of 20 consecutive days prior to notice of redemption. The Corporation may, at its option, repay the 7 1/2% Debentures at maturity by issuing Common Shares of the Corporation at the conversion price of US$0.50 per Common Share. To March 19, 1999, debenture holders had converted US$7,712,000 of debenture principal into 15,424,000 Common Shares. Debentures in the amount of US$3,293,000 remain outstanding as of March 19, 1999.

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

ENVIRONMENTAL MATTERS

      The Corporation believes that it and its subsidiaries are currently complying in all material respects with applicable environmental legislation. During 1995, proposed amendments to the Quebec Mining Act relating particularly to rehabilitation and restoration plans came into force. This legislation required that a rehabilitation and restoration plan be submitted for approval within one year of the legislation coming into force and that a financial guarantee be furnished with respect to such plan. The Corporation filed a preliminary rehabilitation and restoration plan on March 9, 1996, and has filed additional information required thereunder within the extensions granted by Quebec mining authorities. The plan is pending approval. Annual financial guarantees are required to be filed in connection with the rehabilitation and restoration plan within 15 days of approval of the plan. The Corporation estimates that these annual amounts will range from $95,000 in the first year to $658,000 in the fourth year. The Corporation currently accrues for the estimated site restoration costs at the Joe Mann Mine over the estimated life of the mine. At the Joe Mann Mine, and for the Camchib Mill site on Merrill Island, the total cost of completing the work contemplated under the rehabilitation plan filed on March 9, 1996 is estimated at $2,000,000. This work is to be completed over a six year period and as a consequence is not anticipated to have a material effect on the Corporation's financial condition.

      At the Santa Gertrudis Mine in Mexico, based on general guidelines, total reclamation costs are currently estimated at US$744,000 which has been accrued in the Corporation's books. This estimated cost will be more than exceeded by the salvage value of plant and equipment. Only limited reclamation will be carried out while the exploration programme continues.

      On an ongoing basis, environmental compliance costs are not material at the Joe Mann Mine or the Santa Gertrudis operation.

      At the Cerro Quema Property in Panama, the feasibility study indicates rehabilitation costs of up to US$2,000,000 which will be covered by the salvage value of the plant and equipment. Three environmental studies were filed. A Preliminary Evaluation and an Environmental Reconnaissance study were filed by the previous owner and an Environmental Viability study was filed by the Corporation and was approved in December, 1996. Based on current legislation and the recent experience of other mining projects, the Corporation believes that environmental compliance can be achieved without material impact on the economics of the Project. See "Mine Feasibility Development" on pages 16 and 17 for a discussion of stop work orders issued by Panamanian authorities in June, 1997 as a consequence of heavy rainfall and sedimentation problems.

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

      The Cerro Quema Property is a low grade open pit heap leach project located in a region of steep topography which experiences seasonally heavy rainfall. While the rainfall has been taken into account in preparing the feasibility study, and the Corporation believes that its impact on the project can be managed, given the difficulties experienced during 1997 (see "Mine Feasibility and Development" on pages 16 and 17), there can be no assurance that excessive rainfall will not have an unforeseen negative impact on the construction schedule, operating conditions, recovery rates or environmental compliance.

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

      Gold prices are subject to volatile price movements over short periods of time and are affected by numerous factors, all of which are beyond the Corporation's control, including expectations for inflation, levels of interest rates, sales of gold by central banks, the demand for gold, global or regional political, economic and banking crises and production rates in major gold producing regions. The aggregate effect of these factors is impossible to predict with any degree of certainty. Although the Corporation does engage in some limited hedging from time to time to protect against a portion of the volatility (as described in Management's Discussion and Analysis and the notes to the consolidated financial statements included in Exhibit 13.1 of this report), a significant portion of the price movements in gold is not protected.

      If the Corporation's realization on gold sales were to decrease further or remain at the current level for any substantial period, the Corporation could determine that it is no longer economically feasible to continue required development at the Joe Mann Mine, (see "Mine Exploration, Development and New Long-Term Mine Plan" on page 7) or to continue commercial production. The cash operating costs per ounce of gold produced from the Corporation's operations are set forth on pages 9 and 13 herein. With sustained lower gold prices, mining operations at Santa Gertrudis have been suspended and the Cerro Quema project has been placed on care and maintenance. As a consequence, the Corporation is primarily dependant on production from one operation, the Joe Mann Mine.

      The figures for ore reserves presented herein are estimates and no assurance can be given that the anticipated tonnages and grades will be achieved or the indicated level of recovery realized. In addition, no assurance can be given that the gold price estimates on which the reserve calculations are based can be achieved. See "Mineable Reserves" on pages 7 and 12. As well, lead times required for underground stope and open pit preparation and development in mining operations can affect production decisions and schedules. Gold price fluctuations may render ore reserves containing relatively lower grades of gold mineralization uneconomic. Moreover, short-term operating factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of new or different ore grades, may cause the Corporation to be unprofitable in any particular accounting period.

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

ITEM 3.  LEGAL PROCEEDINGS

      During 1996, the Corporation's Mexican subsidiary received import duty assessments claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. The claim against the subsidiary's assets and the additional amount payable arose as a result of the subsidiary not presenting certain import documentation to tax authorities by a prescribed date in connection with their audit of imports of the claimed machinery and equipment during 1990 and 1991 when the mine was not owned by the Corporation. The Corporation, which has all of the required documentation, has not provided for these amounts in its financial statements on the basis of professional advice received indicating the basis for these assessments to be weak and accordingly appealed the assessments on March 5, 1997 before the Local Tax Legal Administration for Revenues in Nogales, Sonora. On May 26th, 1997, the Corporation was advised that it was successful in its appeal and that Mexican pesos 9,200,000 was not payable. While the local tax authority was requested by the federal tax authorities to issue a re-assessment which must take into account the basis of the appeal, on May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Corporation has been advised that this assessment is improper as it completely ignores the earlier ruling. Accordingly the Corporation has filed a new appeal before the Federal Tax Court to nullify the assessment. No provision has been made in the financial statements for the amounts assessed on the basis of the earlier ruling and the legal advice received. The charge against certain pieces of machinery and equipment will be released when the final tax assessment is issued.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the Corporation's fiscal year covered by this report, no matters were submitted to the shareholders for approval through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET PRICE RANGES FOR COMMON SHARES

      Information relating to the market prices for the Common Shares appears on page 32 of the 1998 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report. On March 26, 1999 the closing price of the Common Shares on The Toronto Stock Exchange was $0.42 and on the New York Stock Exchange composite transactions was US $0.2813 as reported by the Globe and Mail.

SHAREHOLDERS

      As of March 26, 1999, Campbell had 13,008 common shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

      Information relating to this item appears under the caption "Five Year Comparative Summary of Selected Financial Data" on page 31 of the 1998 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      Information relating to this item appears on pages 15 through 18 of the 1998 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information relating to this item appears on pages 20 through 30, and under the caption "Selected Quarterly Financial Data (unaudited)" on page 31, of the 1998 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no disagreements on accounting and financial disclosure that require mention in this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information relating to the Directors of Campbell is set out in the Election of Directors section of the Proxy Circular in connection with the 1999 Annual and Special Meeting of Shareholders scheduled for May 18, 1999 which information is incorporated herein by reference and is filed as Exhibit 20.1 to this report.

EXECUTIVE OFFICERS OF REGISTRANT

      The executive officers of the Corporation, together with the offices of the Corporation held by them, their ages and their experience since January 1, 1994, is set out below:

                                       Years in    Other Position and                          Age
                                       --------    ------------------                          ---
Name                 Office            Office      Business Experience
----                 ------            ------      -------------------
John O. Kachmar      President and        8        Certified Management                         62
                     Chief Executive               Accountant.
                     Officer of the
                     Corporation

Lorna D.             Vice President,     11        Lawyer.                                      47
MacGillivray         Secretary and
                     General Counsel

Paul J. Ireland      Vice President,      4        Chartered Accountant.  Prior                 41
                     Finance and                   to September 1994, Manager
                     Chief Financial               of Special Projects, Polaris
                     Officer                       Realty (Canada) Limited,
                                                   Toronto, Ontario, real estate
                                                   company.


      There are no family relationships existing among any of the executive officers, directors, or nominees for same of the Corporation.

      As a foreign private issuer pursuant to Rule 3a12-3 under the Securities Exchange Act of 1934 ("Exchange Act"), the registrant is not subject to Section 16 of the Exchange Act.


ITEM 11.  EXECUTIVE COMPENSATION

      Information required under this item is set out in the Proxy Circular in connection with the 1999 Annual and Special Meeting of Shareholders which is incorporated herein by reference and is filed as Exhibit 20.1 to this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

      Information required under this item not set out below is set out in the Proxy Circular, in connection with the 1999 Annual and Special Meeting of Shareholders which is incorporated herein by reference and is filed as Exhibit
20.1 to this report.

     The following table lists the number of Common Shares beneficially owned by each executive officer listed in the table under the caption "Executive Compensation" in the Proxy Circular. The percentage ownership calculation for each owner has been made on the basis that there are outstanding 155,486,121 Common Shares.

     Name                                 Number of Shares            % of Class
     ----                                 ----------------            ----------
John O. Kachmar                              190,000 (1)            (less than) 1%
Lorna D. MacGillivray                         81,546 (2)            (less than) 1%
Paul J. Ireland                               16,638 (3)            (less than) 1%

Three executive officers
as a group                                   288,184 (4)            (less than) 1%

(1) Excludes 1,350,000 Common Shares subject to option, of which 962,500 are currently exercisable or exercisable within the next 60 days.

(2) Excludes 400,000 Common Shares subject to option, of which 250,000 are currently exercisable or exercisable within the next 60 days.

(3) Excludes 375,000 Common Shares subject to option of which 281,250 are currently exercisable or exercisable within the next 60 days.

(4) Excludes 2,125,000 Common Shares subject to option of which 1,493,750 are currently exercisable or exercisable within the next 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     No reportable transactions or relationships involving the registrant and any of its directors or officers existed during the last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this Report:

1.   FINANCIAL STATEMENTS

     Auditors' Report

     Consolidated Balance Sheets as at December 31, 1998 and 1997

     Consolidated Statements of Operations
     Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Retained Earnings (Deficit) -
     Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows -

     Years Ended December 31, 1998, 1997 and 1996

     Notes to the Consolidated Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES

     All financial Statement Schedules filed as a part of this report are included in Item 8 of this report and reference is made thereto.

3.   EXHIBITS

A refers to documentation previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.

B refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 1-8488) and incorporated herein by reference.

C refers to documents previously filed as an exhibit to Campbell's registration statement on Form S-8 (Registration No. 33-28296) and incorporated herein by reference.

D refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 1-8488) and incorporated herein by reference.

E refers to documents previously filed as an exhibit to Campbell's Current Report on Form 8-K dated March 28, 1996 (Commission file number 1-8488)and incorporated herein by reference.

F refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 1-8488) dated March 26, 1997 and incorporated herein by reference.

Exhibits in parentheses are references to the Exhibit No. of the filing indicated.

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

3.10          Articles of Amendment dated December 2, 1987 (A) Exhibit 3.10)

3.11 By-Law No. 1 as amended and as in effect on the date hereof (A) (Exhibit 3.12)

3.12          Amendment of By-Law No. 1 (A) (Exhibit 3.11)

4             Instruments Defining the Rights of Security Holders Including
              Indentures

4.1 Trust Indenture made as of July 21, 1994 between the Corporation and Montreal Trust Company of Canada regarding the 7 1/2% Convertible Subordinated Debentures (B) (Exhibit 4.1)

10            Material Contracts

              Management Contracts and Compensatory Plans and Arrangements

10.1          The Corporation's Employee Incentive Plan (C) (Exhibit 4(i))

10.2 Amended Employment agreement dated December 1, 1994 between the Corporation and John O. Kachmar (B) (Exhibit 10.2)

10.3 Amended Employment agreement dated December 1, 1994 between the Corporation and Lorna D. MacGillivray (B) (Exhibit 10.3)

10.4 Amended Employment agreement dated December 10, 1996 between the Corporation and Paul J. Ireland (H) (Exhibit 10.4)

10.5          Directors' Stock Option Plan (D) (Exhibit 10.8)

              Material Contracts

10.6 Royalty Agreement with Repadre Capital Corporation made as of April 23, 1993. (D) (Exhibit 10.14)

10.7 Stock Purchase Agreement dated July 6, 1994 between the Corporation, Sotula Gold Corp., Sonoran Mining Corporation and Compania Minera Zapata S. de R.L. de C.V. relating to the purchase of Santa Gertrudis (B) (Exhibit 10.11)

10.8 Bullion Dealing Master Agreement and Security Agreement between the Corporation and Citibank dated February 24, 1995 regarding forward gold sales (B) (Exhibit 10.12)

10.9 Purchase and Sale Agreement dated March 4, 1996 between Cyprus Exploration and Development Corporation, Campbell Resources Inc. and Compania de Exploracion Mineral, S.A. (E) (Exhibit 1.1)

13.1 Certain Portions of the Annual Report to the Shareholders for the year ended December 31, 1998 contained on pages 15 to 32 inclusive. [Note: Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the filing of this Report on Form 10-K.]

20.1 Proxy Circular dated March 22, 1999 in connection with the 1999 Annual and Special Meeting of Shareholders scheduled to be held on May 18, 1999.

21.1          Significant subsidiaries.

23.1          Consent of KPMG LLP.

27.1          Financial Data Schedule

(b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed in the fourth quarter of 1998.

(c)  EXHIBITS

         Exhibits are listed under (a)3 above.

(d) FINANCIAL STATEMENTS SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE CORPORATION'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998.

         Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAMPBELL RESOURCES INC.


Dated: March 26, 1999              By:/s/JOHN O. KACHMAR
                                   ------------------------
                                         John O. Kachmar
                                         President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                              Date
---------                                     -----                              ----
/s/ JOHN O. KACHMAR                           Principal Executive Officer   March 26, 1999
----------------------------------------      and Director
    John O. Kachmar, President and
    Chief Executive Officer

/s/ PAUL J. IRELAND                           Principal Financial and       March 26, 1999
----------------------------------------      Principal Accounting
    Paul J. Ireland, Vice President,          Officer
    Finance and Chief Financial Officer

/s/ JAMES D. BEATTY                                                         March 26, 1999
----------------------------------------
    James D. Beatty                           Director

/s/ GRAHAM G. CLOW                                                          March 26, 1999
----------------------------------------
    Graham G. Clow                            Director

/s/ ROD P. DOUGLAS                                                          March 26, 1999
----------------------------------------
    Rod P. Douglas                            Director

/s/ JAMES C. McCARTNEY                                                      March 26, 1999
----------------------------------------
    James C. McCartney Q.C.                   Chairman and Director

/s/ DONALD R. MURPHY                                                        March 26, 1999
----------------------------------------
    Donald R. Murphy                          Director


----------------------------------------
    Francis S. O'Kelly                        Director

/s/ G.E."KURT" PRALLE                                                       March 26, 1999
----------------------------------------
    G.E."Kurt" Pralle                         Director

/s/ JAMES D. RAYMOND                                                        March 26, 1999
----------------------------------------
    James D. Raymond                          Director

                             CAMPBELL RESOURCES INC.
                                 1998 FORM 10-K
                                  EXHIBIT INDEX



   EXHIBITS

A refers to documentation previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.

B refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 1-8488) and incorporated herein by reference.

C refers to documents previously filed as an exhibit to Campbell's registration statement on Form S-8 (Registration No. 33-28296) and incorporated herein by reference.

D refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 1-8488) and incorporated herein by reference.

E refers to documents previously filed as an exhibit to Campbell's Current Report on Form 8-K dated March 28, 1996 (Commission file number 1-8488)and incorporated herein by reference.

F refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 1-8488) dated March 26, 1997 and incorporated herein by reference.

Exhibits in parentheses are references to the Exhibit No. of the filing indicated.

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

3.10          Articles of Amendment dated December 2, 1987 (A) Exhibit 3.10)

3.11 By-Law No. 1 as amended and as in effect on the date hereof (A) (Exhibit 3.12)

3.12          Amendment of By-Law No. 1 (A) (Exhibit 3.11)

4             Instruments Defining the Rights of Security Holders Including
              Indentures

4.1 Trust Indenture made as of July 21, 1994 between the Corporation and Montreal Trust Company of Canada regarding the 7 1/2% Convertible Subordinated Debentures (B) (Exhibit 4.1)

10            Material Contracts

              Management Contracts and Compensatory Plans and Arrangements

10.1          The Corporation's Employee Incentive Plan (C) (Exhibit 4(i))

10.2 Amended Employment agreement dated December 1, 1994 between the Corporation and John O. Kachmar (B) (Exhibit 10.2)

10.3 Amended Employment agreement dated December 1, 1994 between the Corporation and Lorna D. MacGillivray (B) (Exhibit 10.3)

10.4 Amended Employment agreement dated December 10, 1996 between the Corporation and Paul J. Ireland (H) (Exhibit 10.4)

10.5          Directors' Stock Option Plan (D) (Exhibit 10.8)

              Material Contracts

10.6 Royalty Agreement with Repadre Capital Corporation made as of April 23, 1993. (D) (Exhibit 10.14)

10.7 Stock Purchase Agreement dated July 6, 1994 between the Corporation, Sotula Gold Corp., Sonoran Mining Corporation and Compania Minera Zapata S. de R.L. de C.V. relating to the purchase of Santa Gertrudis (B) (Exhibit 10.11)

10.8 Bullion Dealing Master Agreement and Security Agreement between the Corporation and Citibank dated February 24, 1995 regarding forward gold sales (B) (Exhibit 10.12)

10.9 Purchase and Sale Agreement dated March 4, 1996 between Cyprus Exploration and Development Corporation, Campbell Resources Inc. and Compania de Exploracion Mineral, S.A. (E) (Exhibit 1.1)

13.1 Annual Report to the Shareholders for the year ended December 31, 1998 [Note: Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the filing of this Report on Form 10-K.]

20.1 Notice and Proxy Circular dated March 22, 1999 in connection with the 1999 Annual and Special Meeting of Shareholders scheduled to be held on May 18, 1999 and Form of Proxy

21.1          Significant subsidiaries

23.1          Consent of KPMG LLP

27.1          Financial Data Schedule