Form 10-Q
period 1999-03-31
CAMPBELL RESOURCES INC /NEW/
filed 1999-05-11
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.         YES [X]         NO [ ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

       Shares Outstanding as of March 31,1999, 155,486,121 Common Shares,
                                without par value

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                                    Page
PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Unaudited Consolidated Balance Sheets as at March 31, 1999 and
                  December 31, 1998..............................................................................     3

                  Unaudited Consolidated Statements of Operations for the Three Months
                  Ended March 31, 1999 and 1998..................................................................     4

                  Unaudited Consolidated Statements of Deficit for the Three Months Ended March
                  31, 1999 and 1998..............................................................................     4

                  Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1999 and 1998........................................................................     5

                  Notes to the Unaudited Consolidated Financial Statements ......................................     6

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................................................    11

PART II.          OTHER INFORMATION:

ITEM 1.           Legal Proceedings..............................................................................    14

ITEM 2.           Changes in Securities..........................................................................    14

ITEM 3.           Defaults Upon Senior Securities................................................................    14

ITEM 4.           Submission of Matters to a Vote
                  of Security Holders............................................................................    14

ITEM 5.           Other Information..............................................................................    14

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................    14

                  SIGNATURES.....................................................................................    15

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                   MARCH 31      December 31
                                                     1999           1998
                                                   ---------     -----------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                       $  40,375      $  41,493
Receivables                                            1,863          2,653
Inventories (note 2)                                   4,214          4,538
Prepaids                                                 400            474
                                                   ---------      ---------
    Total current assets                              46,852         49,158
                                                   ---------      ---------

OTHER ASSETS                                             462            502

MINING INTERESTS                                     174,558        173,866
Less accumulated depreciation and amortization      (122,052)      (120,749)
                                                   ---------      ---------
                                                      52,506         53,117
                                                   ---------      ---------

    Total assets                                   $  99,820      $ 102,777
                                                   =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                   $   2,657      $   2,254
Accrued liabilities                                    1,816          1,215
                                                   ---------      ---------
    Total current liabilities                          4,473          3,469
                                                   ---------      ---------

RECLAMATION AND OTHER LIABILITIES                      2,273          2,571
CONVERTIBLE DEBENTURES (note 3)                        4,970          5,652
DEFERRED MINING TAXES                                  3,262          3,616
SHAREHOLDERS' EQUITY
Capital stock (note 4)                               124,220        123,632
Foreign currency translation adjustment                1,227          1,394
Deficit                                              (40,605)       (37,557)
                                                   ---------      ---------
    Total shareholders' equity                        84,842         87,469
                                                   ---------      ---------

    Total liabilities and shareholders' equity     $  99,820      $ 102,777
                                                   =========      =========



Commitments and contingencies (note 6)

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of Canadian dollars except per share amounts)


                                               1999          1998
                                             --------      --------
METAL SALES                                  $  6,601      $ 10,281
                                             --------      --------

EXPENSES
  Mining                                        7,808         9,524
  General administration                          769           695
  Depreciation and amortization                 1,389         1,621
  Exploration                                     336           592
  Care and maintenance                            238
                                             --------      --------
                                               10,540        12,432
                                             --------      --------

Loss from operations                           (3,939)       (2,151)

Other income (expense)
  Interest and other income                       770           455
  Foreign exchange gain                             2             5
  Convertible debenture interest expense         (107)         (146)
                                             --------      --------
                                                  665           314
                                             --------      --------

Loss before income taxes                       (3,274)       (1,837)

Income and mining tax (recovery)                 (226)         (107)
                                             --------      --------

NET LOSS                                     ($ 3,048)     ($ 1,730)
                                             ========      ========

LOSS PER SHARE                               ($  0.02)     ($  0.01)
                                             ========      ========


UNAUDITED CONSOLIDATED STATEMENTS OF DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of Canadian dollars)

                                     1999          1998
                                   --------      --------
Balance at beginning of period     ($37,557)     ($16,709)
Net loss                             (3,048)       (1,730)
                                   --------      --------

Balance at end of period           ($40,605)     ($18,439)
                                   ========      ========

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of Canadian dollars)

CASH PROVIDED BY (USED IN):

                                                          1999          1998
                                                        --------      --------
OPERATING ACTIVITIES
Net loss                                                ($ 3,048)     ($ 1,730)
Items not involving cash
  Depreciation and amortization                            1,389         1,621
  Deferred mining taxes (recovery)                          (354)         (208)
  Other                                                     (435)          382
                                                        --------      --------
                                                          (2,448)           65
Net change in non-cash operating working capital           2,192          (338)
                                                        --------      --------
                                                            (256)         (273)
                                                        --------      --------

FINANCING ACTIVITIES
Issues of capital stock                                                     63
                                                        --------      --------
                                                               0            63
                                                        --------      --------

INVESTING ACTIVITIES
Expenditures on mining interests                            (945)       (2,991)
Short-term investments                                                  18,242
Other                                                                      185
                                                        --------      --------
                                                            (945)       15,436
                                                        --------      --------

Effect of exchange rate change on cash
    and short-term deposits                                   83           (66)
                                                        --------      --------

Increase (decrease) in cash and short-term deposits       (1,118)       15,160
Cash and short-term deposits at beginning of period       41,493        13,638
                                                        --------      --------

Cash and short-term deposits at end of period           $ 40,375      $ 28,798
                                                        ========      ========


CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Receivables                                           $    790      ($ 1,173)
  Inventories and prepaids                                   398         1,363
  Accounts payable                                           403          (873)
  Accrued liabilities                                        601           345
                                                        --------      --------

                                                        $  2,192      ($   338)
                                                        ========      ========

CAMPBELL RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999
(Tabular amounts are expressed in thousands of Canadian dollars)


1 -- GENERAL

The Company is incorporated under the Canada Business Corporations Act and is engaged in the exploration, development, mining and processing of precious metals in Canada, Mexico and Panama.

These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period presented. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada and, except as described in note 7, conform in all material respects with accounting principles generally accepted in the United States.

The results of operations for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

2 -- INVENTORIES

Inventories comprise materials and supplies at March 31, 1999 and December 31, 1998.

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

During the three months ended March 31, 1999, debenture holders converted US$400,000 (1998 - US$484,000) of debenture principal into 800,000 (1998 -
968,000) common shares of the Company resulting in a balance outstanding at March 31, 1999 of US$3,293,000 (December 31, 1998 - US$3,693,000).

4 -- CAPITAL STOCK

Changes in the issued and outstanding common shares for the three months are as follows (in thousands):

                                                   1999                      1998
                                           ---------------------     ---------------------
                                            Shares       Amount       Shares       Amount
                                           --------     --------     --------     --------
Common shares:
Balance at beginning of period              154,686     $123,632      151,445     $121,425

Issued:
  Conversion of convertible debentures          800          588          968          669
   Employee Incentive Plan and
    Directors' Stock Option Plan                                          107           63
                                           --------     --------     --------     --------
Balance at March 31                         155,486     $124,220      152,520     $122,157
                                           ========     ========     ========     ========

As of March 31, 1999, in addition to the shares reserved for issuance under the terms of the convertible debentures (see note 3) there were outstanding stock options under the Directors Stock Option Plan and the Employee Incentive Plan to purchase 5,994,000 common shares at prices ranging from $0.44 to $1.48 per share with such options expiring at various dates to August 18, 2003.

Loss per share has been calculated using the weighted average number of shares outstanding during the three months which was 155,486,000 (1998 - 152,472,000).

5 -- STATEMENTS OF CASH FLOWS

During the quarter the Company adopted the provisions of the new Canadian Institute of Chartered Accountants Handbook Section 1540 "Cash Flow Statements". The Statement of Cash Flows for the three months ended March 31, 1998 has been restated to conform to the new requirements. Cash and short-term deposits consist of cash on hand, balances with banks and short-term money market instruments (maturity on acquisition of less than 90 days).

Additional disclosures required with respect to the Statements of Cash Flows are as follows:

                             Three months ended March 31
                             ---------------------------
                               1999              1998
                             --------          ---------
Cash taxes paid               $  113            $  100
Cash interest paid            $    1            $    1


6 -- COMMITMENTS AND CONTINGENCIES


a) At March 31, 1999 the Company had outstanding sold calls for 33,200 ounces of gold in 2001 and 20,000 ounces of gold in 2002 at an average price of US$350 per ounce.

b) At March 31, 1999 the Company had sold forward US$9,000,000 to purchase Canadian dollars during 1999 at an average rate of Cdn $1.4966 to the US dollar.

c) The Company's Joe Mann mine is subject to a graduated net smelter return royalty increasing from 1.8% up to a gold price of Canadian $512 per ounce to 3.6% at a gold price of Canadian $625 per ounce.

d) During 1996, the Company's Mexican subsidiary received import duty assessments following an audit claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. On May 26, 1997, the Company received notice that it was successful in its appeal against the assessments and that the Mexican pesos 9,200,000 was not payable. The charge against the assets will be released when the final tax assessment covering this matter is issued in favour of the Company by the tax authorities. On May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Company has been advised that this assessment is improper as it completely ignores the earlier ruling. Accordingly the Company has filed a new appeal before the Federal Tax Court to nullify the assessment. No provision has been made in the financial statements for the amounts assessed on the basis of the earlier ruling and the legal advice received.

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

g) The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. Although the Company is addressing this issue, it is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


7--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
    ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:


                                                         Three months ended March 31
                                                         ---------------------------
                                                          1999                 1998
                                                         -------             -------
Net loss for period as reported                          $(3,048)            $(1,730)
Depreciation and amortization (a)                            513                  46
Deferred income taxes (b)                                   (118)
Foreign exchange contracts (d)                               438
                                                         -------             -------
Net loss for the year in accordance
with United States accounting principles                 $(2,215)            $(1,684)
                                                         -------             -------

Other comprehensive income (loss):
Foreign currency translation adjustments                    (167)                (58)
                                                         -------             -------
Comprehensive loss for the year in accordance
with United States accounting principles                 $(2,382)            $(1,742)
                                                         -------             -------

Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                               $ (0.01)            $ (0.01)
                                                         -------             -------

Differences between Canadian and United States accounting principles as they affect the Company's financial statements are as follows:

a) Depreciation and Amortization - Under Canadian accounting principles, depreciation and amortization may be calculated on the unit-of-production method based upon the estimated mine life, whereas under United States accounting principles the calculations are made based upon proven and probable mineable reserves.

b) Deferred Income Taxes - Under Canadian accounting principles income and mining taxes may be accounted for under the deferral method. Under United States accounting principles the asset and liability method (FAS
         109) is used, whereby deferred tax assets and liabilities are recognized for the deferred taxes attributable to differences between book value and the tax basis of the Company's assets and liabilities.

c) Contingent Liability - Under United States accounting principles the contingent liability disclosed in note 6(e) would be reflected in the balance sheet. Accordingly, for United States accounting principles total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

d) Foreign Exchange Contracts - In accordance with Canadian accounting principles, certain long-term foreign exchange contracts are considered to be hedges of sales revenue denominated in foreign currencies. Gains and losses related to changes in market values of such contracts are deferred and recognized when the contract is settled as part of sales revenue. Under United States accounting principles, changes in the market value of the contracts would be included in current earnings.

e) Balance Sheets - The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Company as at March 31, 1999 and December 31, 1998 would be to decrease mining interests by $22,890,000 (1998 - $23,403,000), increase long-term investments by $50,000,000
         (1998 - $50,000,000), increase in other liabilities by $138,000 (1998 -
         $576,000), increase long-term liabilities by $38,000,000 (1998 - $38,000,000), decrease deferred mining taxes by $2,629,000 (1998 - $2,747,000), increase preferred shares by $12,000,000 (1998 -
         $12,000,000) and reduce shareholders equity by $20,399,000 (1998 - $21,232,000).

f) Other Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement SFAS No. 133 for its fiscal year ending December 31, 2000. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 133 on its reported financial position, results of operations or cash flows.

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1999

(all dollars are Canadian unless noted otherwise)

FORWARD-LOOKING STATEMENTS

This report contains certain "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those "Risk Factors" set forth in the Company's current Annual Report on Form 10-K for the year ended December 31, 1998. Such factors include, but are not limited to: differences between estimated and actual ore reserves; changes to exploration, development and mining plans due to prudent reaction of management to ongoing exploration results, engineering and financial concerns; and fluctuations in the gold price which affect the profitability and ore reserves of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

OVERVIEW

Campbell recorded a loss of $3 million or $0.02 per share for the three months ended March 31, 1999 compared to a loss of $1.7 million or $0.01 per share in the comparable period of 1998. There was negative cash flow from operations before the change in operating working capital of $2.4 million in the quarter compared to cash flow of $nil in the first quarter of 1998. The increase in the loss is primarily a result of lower gold production and lower realized gold prices marginally offset by a weaker Canadian dollar. Gold production decreased by 34% to 15,900 ounces from 24,200 ounces a year earlier.

REVENUE

Revenue from metal sales decreased 36% to $6.6 million in the quarter compared to $10.3 million in 1998. The decrease is primarily attributable to the decrease in gold production noted above combined with the 3% decrease in the average price realized for gold sales during the three months compared to the same period of 1998.

The average price recognized for gold produced in the three months ended March 31, 1999 was US$287 compared to US$297 in the comparable period of 1998. The average Comex market price was US$287 in the first three months of 1999 compared to US$294 in 1998. Currently the Company has no gold hedged for 1999 or beyond. The Company is contemplating a longer-term hedging program for its Joe Mann Mine should the gold price increase above the current low levels. Campbell's general policy is to hedge up to 50% of its gold production for up to two years, dependent on market conditions and capital expenditure commitments.

Revenue from copper production remained at approximately 4.3% of metal sales in the first three months of 1999, the same as for 1998. Copper production decreased to 304,000 pounds compared to 348,000 pounds in 1998 due to lower copper head grades and tons milled.

EXPENSES

Mining expense in the first quarter of 1999 was $7.8 million compared to $9.5 million in the comparable period of 1998. The overall cash production cost increased to US$301 per ounce of gold for the three months compared to US$261 in 1998 primarily as a result of the cessation of lower cost leaching operations at the Santa Gertrudis Mine at the end of 1998.

The Joe Mann Mine produced 15,300 ounces of gold in the quarter compared to 18,200 ounces in the comparable period of 1998. The tons milled decreased to 69,300 tons compared to 76,300 tons in 1998 while the mill head grade decreased to 0.239 ounces of gold per ton compared to 0.258 ounces of gold per ton in 1998. The mill recovery rate was 93.9% in the quarter compared to 93.8% in 1998. As a result of the lower gold production the cash production cost increased to US$301 per ounce produced in the first three months of 1999 compared to US$290 for the comparable period in 1998.

The Joe Mann Mine achieved the Company's internal targets for the first quarter in terms of gold production and cash cost. Gold production is expected to increase during the second half of 1999 as production commences from the new stopes below the 2350 level and the new ore zone on the 2575 level which is expected to be mined using cut-and-fill mining methods. During the latter part of March and all of April the mine experienced some unexpected dilution in the upper portions of certain shrinkage stopes which are being mined using long-hole methods. This has resulted in a higher tonnage of muck that will increase costs and reduce gold production from that originally budgeted for the second quarter. The Company is addressing the dilution but, as a result, has reduced its 1999 gold production estimate for the Joe Mann Mine to approximately 75,000 ounces from the previously forecast 78,000 ounces and increased the estimated cash cost to US$260 per ounce from US$250 per ounce.

The Santa Gertrudis Mine produced a nominal 600 ounces of gold in the quarter as a result of periodic pumping of diluted solution over the heaps. This compares to 6,000 ounces of gold in the same period of 1998 when the heaps were being actively leached. The cash production cost at the Santa Gertrudis Mine was US$173 per ounce in the first three months of 1998.

Depreciation and amortization expense decreased to $1.4 million for the quarter compared to $1.6 million in 1998 primarily due to lower gold production. On a per ounce produced basis, depreciation and amortization for the first three months of 1999 increased to $87 per ounce compared to $67 per ounce in 1998 as a result of the effective cessation of production from the Santa Gertrudis Mine.

Exploration expense decreased to $0.3 million in the first quarter of 1999 compared to $0.6 million in the comparable period of 1998. Exploration drilling originally scheduled for the first quarter of 1999 has been deferred to the second quarter as a result of unexpected delays in gaining access to the target areas. The Company has budgeted US$0.75 million on exploration at Santa Gertrudis in the first six months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's cash and short-term deposits and working capital decreased to $40.4 million and $42.4 million, respectively compared to $41.5 million and $45.7 million, respectively at December 31, 1998. The decrease is primarily attributable to the negative cash flow from operations and capital expenditures during the quarter. Cash flow from operations before the net change in non-cash operating working capital was an outflow of $2.4 million in the first three months of 1999 compared to an inflow (as restated for the adoption of the new Canadian Institute of Chartered Accountants Handbook Section 1540 "Cash Flow Statements") of $nil million in 1998.

Investing activities in the first three months of 1999 include expenditures on natural resource properties of $0.9 million compared to $3.2 million in 1998. Expenditures during 1999 were all at the Joe Mann Mine primarily for exploration and development below the 2350 level. For 1998 the expenditures included $2.3 million at the Joe Mann Mine of which $1.8 million was for the shaft deepening and $0.7 million at the Cerro Quema property in Panama. Expenditures on the Cerro Quema project have all been expensed since September, 1998 and included as Care and Maintenance expense. Capital expenditures are budgeted at $3.5 million for 1999, all at the Joe Mann Mine, primarily to develop the new production areas below the 2350 foot level.

The Company's principal sources of liquidity are cash flow from the Joe Mann Mine and the Company's working capital that amounted to $42.4 million at March 31, 1999. The Company is subject to the normal risks and uncertainties associated with mining, including fluctuations in gold prices, the relative U.S./ Mexican/ Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems.

YEAR 2000 PROJECT

The Company has now completed the replacement and upgrading of its corporate office computer systems to make them Year 2000 compliant. The accounting system hardware and software at the Joe Mann Mine is currently Year 2000 compliant. Personal computers at the Joe Mann Mine are currently being evaluated and will be upgraded during the second quarter as necessary. As discussed in previous filings, internal evaluation of the mining and milling operations at the Joe Mann Mine have concluded that the operations are largely manually controlled with negligible input from equipment containing date sensitive devices. Accordingly these operations are considered to be Year 2000 compliant. Contact with external suppliers to ensure that the supply of goods and services continues uninterrupted is ongoing and is targeted for completion by the end of the second quarter. The Mexican operations will be evaluated as part of the feasibility for any future production decision.

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


                           None

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

Toronto, Ontario
May 12, 1999

                             CAMPBELL RESOURCES INC.
                           FORM 10-Q - MARCH 31, 1999

                                  EXHIBIT INDEX



                  27.1              Financial Data Schedule