Form 10-Q
period 1999-06-30
CAMPBELL RESOURCES INC /NEW/
filed 1999-08-13
CIK 718053

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

                       For the Quarter ended JUNE 30, 1999

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

              I.R.S. Employer Identification No. - Not Applicable

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

        Shares Outstanding as of June 30,1999, 156,903,041 Common Shares,
                               without par value

================================================================================

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                              Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets as at June 30, 1999 and December 31,
         1998 ............................................................................      3

         Unaudited Consolidated Statements of Operations for the Three Months and the Six
         Months Ended June 30, 1999 and 1998 .............................................      4

         Unaudited Consolidated Statements of Deficit for the Six Months Ended June 30,
         1999 and 1998....................................................................      4

         Unaudited Consolidated Statements of Cash Flows for the Three Months and the
         Six Months Ended June 30, 1999 and 1998..........................................      5

         Notes to the Unaudited Consolidated Financial Statements ........................      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................................     11

PART II. OTHER INFORMATION:

ITEM 1.  Legal Proceedings................................................................     14

ITEM 2.  Changes in Securities............................................................     14

ITEM 3.  Defaults Upon Senior Securities..................................................     14

ITEM 4.  Submission of Matters to a Vote
         of Security Holders..............................................................     14

ITEM 5.  Other Information................................................................     14

ITEM 6.  Exhibits and Reports on Form 8-K.................................................     14

         SIGNATURES.......................................................................     15

CAMPBELL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                       UNAUDITED
                                                        JUNE 30        December 31
                                                          1999             1998
                                                       ---------       -----------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                           $  33,424        $  41,493
Receivables                                                2,063            2,653
Inventories (note 2)                                       4,279            4,538
Prepaids                                                     321              474
                                                       ---------        ---------
    Total current assets                                  40,087           49,158
                                                       ---------        ---------

OTHER ASSETS                                                 409              502
                                                       ---------        ---------

MINING INTERESTS                                         176,724          173,866
  less accumulated depreciation and amortization        (123,277)        (120,749)
                                                       ---------        ---------
                                                          53,447           53,117
                                                       ---------        ---------

    Total assets                                       $  93,943        $ 102,777
                                                       =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                       $   2,511        $   2,254
Accrued liabilities                                          803            1,215
                                                       ---------        ---------
    Total current liabilities                              3,314            3,469
                                                       ---------        ---------

RECLAMATION AND OTHER LIABILITIES                          2,049            2,571

CONVERTIBLE DEBENTURES (note 3)                            3,865            5,652

DEFERRED MINING TAXES                                      3,094            3,616

SHAREHOLDERS' EQUITY
Capital stock (note 4)                                   125,236          123,632
Foreign currency translation adjustment                      913            1,394
Deficit                                                  (44,528)         (37,557)
                                                       ---------        ---------
    Total shareholders' equity                            81,621           87,469
                                                       ---------        ---------

    Total liabilities and shareholders' equity         $  93,943        $ 102,777
                                                       =========        =========


Commitments and contingencies (Note 6)

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of Canadian dollars except per share amounts)

                                                  Three months ended               Six months ended
                                                        June 30                        June 30
                                               ------------------------        ------------------------
                                                 1999            1998            1999            1998
                                               --------        --------        --------        --------
METAL SALES                                    $  6,424        $  9,241        $ 13,025        $ 19,522
                                               --------        --------        --------        --------

EXPENSES
  Mining                                          7,655           9,033          15,463          18,557
  General administration                            694             661           1,463           1,356
  Depreciation and amortization                   1,373           1,640           2,762           3,261
  Exploration                                       573             458             909           1,050
  Care and maintenance                              549                             787
                                               --------        --------        --------        --------

                                                 10,844          11,792          21,384          24,224
                                               --------        --------        --------        --------

Loss from operations                             (4,420)         (2,551)         (8,359)         (4,702)
                                               --------        --------        --------        --------

Other income (expense)
  Interest and other income                         538             670           1,308           1,125
  Foreign exchange gain (loss)                       46             (12)             48              (7)
  Convertible debenture interest expense            (79)           (132)           (186)           (278)
                                               --------        --------        --------        --------

                                                    505             526           1,170             840
                                               --------        --------        --------        --------

Loss before income taxes                         (3,915)         (2,025)         (7,189)         (3,862)

Income and mining tax (recovery)                      8             (22)           (218)           (129)
                                               --------        --------        --------        --------

NET LOSS                                       $ (3,923)       $ (2,003)       $ (6,971)       $ (3,733)
                                               ========        ========        ========        ========


LOSS PER SHARE                                 $  (0.03)       $  (0.01)       $  (0.04)       $  (0.02)
                                               ========        ========        ========        ========



UNAUDITED CONSOLIDATED STATEMENTS OF DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30
(Expressed in thousands of Canadian dollars)

                                                     1999                1998
                                                   --------            --------
Balance at beginning of period                     $(37,557)           $(16,709)
Net loss                                             (6,971)             (3,733)
                                                   --------            --------

Balance at end of period                           $(44,528)           $(20,442)
                                                   ========            ========

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of Canadian dollars)

                                                             Three months ended               Six months ended
CASH PROVIDED BY (USED IN):                                        June 30                         June 30
                                                          ------------------------        ------------------------
                                                            1999            1998            1999            1998
                                                          --------        --------        --------        --------
OPERATING ACTIVITIES
Net loss                                                  $ (3,923)       $ (2,003)       $ (6,971)       $ (3,733)
Items not involving cash
  Depreciation and amortization                              1,373           1,640           2,762           3,261
  Deferred mining taxes (recovery)                            (168)           (151)           (522)           (359)
  Other                                                        (87)             14            (522)            396
                                                          --------        --------        --------        --------
                                                            (2,805)           (500)         (5,253)           (435)
Net change in non-cash operating working capital            (1,177)          1,918           1,015           1,580
                                                          --------        --------        --------        --------
                                                            (3,982)          1,418          (4,238)          1,145
                                                          --------        --------        --------        --------

FINANCING ACTIVITIES
Issues of capital stock                                         34              39              34             102

INVESTING ACTIVITIES
Expenditures on mining interests                            (1,153)         (3,392)         (2,098)         (6,383)
Purchase of Roca Roja                                       (1,562)                         (1,562)
Short-term investments                                                       9,855                          28,097
Proceeds on sale of assets                                                     617                             617
Other                                                                          (50)                            135
                                                          --------        --------        --------        --------
                                                            (2,715)          7,030          (3,660)         22,466
                                                          --------        --------        --------        --------

Effect of exchange rate change on cash
    and short-term deposits                                   (288)            284            (205)            218
                                                          --------        --------        --------        --------

Increase (decrease) in cash and short-term deposits         (6,951)          8,771          (8,069)         23,931
Cash and short-term deposits at beginning of period         40,375          28,798          41,493          13,638
                                                          --------        --------        --------        --------

Cash and short-term deposits at end of period             $ 33,424        $ 37,569        $ 33,424        $ 37,569
                                                          ========        ========        ========        ========




CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Receivables                                             $   (200)       $  1,355        $    590        $    182
  Inventories and prepaids                                     182           1,133             580           2,496
  Accounts payable                                            (146)              2             257            (871)
  Accrued liabilities                                       (1,013)           (572)           (412)           (227)
                                                          --------        --------        --------        --------
                                                          $ (1,177)       $  1,918        $  1,015        $  1,580
                                                          ========        ========        ========        ========

CAMPBELL RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1999
(Tabular amounts are expressed in thousands of Canadian dollars)


1--GENERAL

The Company is incorporated under the Canada Business Corporations Act and is engaged in the exploration, development, mining and processing of precious metals in Canada, Mexico and Panama.

These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada and, except as described in note 7, conform in all material respects with accounting principles generally accepted in the United States.

The results of operations for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

2 -- INVENTORIES

Inventories comprise materials and supplies at June 30, 1999 and December 31, 1998.

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

During the six months ended June 30, 1999, debenture holders converted US$1,067,000 (1998 - US$1,180,000) of debenture principal into 2,134,000 (1998 -
2,360,000) common shares of the Company resulting in a balance outstanding at June 30, 1999 of US$2,626,000 (December 31, 1998 - US$3,693,000).

4 -- CAPITAL STOCK

Changes in the issued and outstanding common shares for the six months are as follows (in thousands):

                                                    1999                      1998
                                           ---------------------     ---------------------
                                             Shares      Amount        Shares      Amount
                                           --------     --------     --------     --------
Common shares:

Balance at beginning of period              154,686     $123,632      151,445     $121,425

Issued:

  Conversion of convertible debentures        2,134        1,570        2,360        1,635

   Employee Incentive Plan and
    Directors' Stock Option Plan                 83           34          184          102
                                           --------     --------     --------     --------


Balance at June 30                          156,903     $125,236      153,989     $123,162
                                           ========     ========     ========     ========

As of June 30, 1999, in addition to the shares reserved for issuance under the terms of the convertible debentures (see note 3) there were outstanding stock options under the Directors Stock Option Plan and the Employee Incentive Plan to purchase 6,875,000 common shares at prices ranging from $0.44 to $1.48 per share with such options expiring at various dates to August 18, 2003.

Loss per share has been calculated using the weighted average number of shares outstanding during the six months which was 156,844,000 (1998 - 152,862,000) and during the three months which was 156,862,000 (1998 - 152,986,000).

5-- STATEMENTS OF CASH FLOWS

During the first quarter of 1999 the Company adopted the provisions of the new Canadian Institute of Chartered Accountants Handbook Section 1540 "Cash Flow Statements". The Statement of Cash Flows for the three and six month periods ended June 30, 1998 have been restated to conform to the new requirements. Cash and short-term deposits consist of cash on hand, balances with banks and short-term money market instruments (maturity on acquisition of less than 90 days).

Additional disclosures required with respect to the Statements of Cash Flows are as follows:

                          Three months ended June 30       Six months ended June 30
                          --------------------------       ------------------------
                               1999         1998               1999         1998
                               ----         ----               ----         ----
Cash taxes paid                $168         $157               $281         $257
Cash interest paid             $147         $246               $148         $247

6 -- COMMITMENTS AND CONTINGENCIES


a) At June 30, 1999 the Company had outstanding sold calls for 33,200 ounces of gold in 2001 and 20,000 ounces of gold in 2002 at an average price of US$350 per ounce.

b) At June 30, 1999 the Company had sold forward US$5,000,000 to purchase Canadian dollars during 1999 at an average rate of Cdn$1.5225 to the US dollar.

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


7--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
   ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                                   Three months ended June 30   Six months ended June 30
                                                   --------------------------   ------------------------
                                                        1999         1998           1999         1998
                                                        ----         ----           ----         ----
Net loss for period as reported                       $(3,923)     $(2,003)       $(6,971)     $(3,733)
Depreciation and amortization (a)                         526           43          1,039           89
Deferred income taxes (b)                                 (62)                       (180)
Foreign exchange contracts (d)                            390         (491)           828         (491)
                                                      -------      -------        -------      -------
Net loss for the year in accordance
with United States accounting principles              $(3,069)     $(2,451)       $(5,284)     $(4,135)
                                                      -------      -------        -------      -------

Other comprehensive income (loss):
Foreign currency translation adjustments                 (314)         516           (481)         458
                                                      -------      -------        -------      -------

Comprehensive loss for the year in accordance
with United States accounting principles              $(3,383)     $(1,935)       $(5,765)     $(3,677)
                                                      -------      -------        -------      -------

Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                            $ (0.02)     $ (0.02)       $ (0.03)     $ (0.03)
                                                      -------      -------        -------      -------

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

e) Balance Sheets - The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Company as at June 30, 1999 and December 31, 1998 would be to decrease mining interests by $22,364,000 (1998 - $23,403,000), increase long-term investments by $50,000,000
         (1998 - $50,000,000), increase prepaids by $252,000 (1998 - $nil), increase other liabilities by $nil (1998 - $576,000), increase long-term liabilities by $38,000,000 (1998 - $38,000,000), decrease deferred mining taxes by $2,567,000 (1998 - $2,747,000), increase preferred shares by $12,000,000 (1998 - $12,000,000) and reduce shareholders equity by $19,545,000 (1998 - $21,232,000).

f) Other Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement SFAS No. 133 for its fiscal year ending December 31, 2001. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 133 on its reported financial position, results of operations or cash flows.

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 1999

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

OVERVIEW

Campbell recorded a loss of $3.9 million or $0.03 per share for the three months and a loss of $7.0 million or $0.04 per share for the six months ended June 30, 1999 compared to a loss of $2.0 million or $0.01 per share and $3.7 million or $0.02 per share for the comparable periods of 1998. There was negative cash flow from operations before the change in operating working capital of $2.8 million in the quarter and $5.3 million in the six months ended June 30, 1999 compared to negative cash flow of $0.5 million and $0.4 million in the comparative periods of 1998. The increase in the loss is primarily a result of lower gold production and lower realized gold prices marginally offset by a weaker Canadian dollar. Gold production decreased by 24% in the second quarter to 16,000 ounces from 21,100 ounces a year earlier and by 30% in the six months to 31,900 ounces from 45,300 ounces a year earlier.

REVENUE

Revenue from metal sales decreased 30% to $6.4 million in the second quarter and 33% to $13 million in the six months compared to $9.2 million and $19.5 million, respectively in 1998. The decrease is primarily attributable to the decrease in gold production noted above combined with the 8% decrease in the average price realized for gold sales during the six months compared to the same period of 1998.

The average price recognized for gold produced in the six months ended June 30, 1999 was US$279 compared to US$302 in the comparable period of 1998. The average Comex market price was US$280 in the first six months of 1999 compared to US$297 in 1998. Currently the Company has no gold hedged for 1999 or beyond. The Company is contemplating a longer-term hedging program for its Joe Mann Mine should the gold price increase above the current low levels. Campbell's general policy is to hedge up to 50% of its gold production for up to two years, dependent on market conditions and capital expenditure commitments.

Revenue from copper production remained at approximately 4.9% of metal sales in the first six months of 1999 compared to 4.3% in the same period of 1998. Copper production in the second quarter at 341,000 pounds approximated the 1998 levels and decreased to 645,000 pounds for the six months compared to 691,000 pounds in 1998 due to lower tons milled.

EXPENSES

Mining expense in the first six months of 1999 was $15.5 million and $7.7 million in the second quarter compared to $18.6 million and $9.0 million in the comparable periods of 1998. The overall cash production cost increased to US$307 per ounce of gold for the six months and US$314 for the second quarter compared to US$264 and US$267 in the comparable periods of 1998.

The Joe Mann Mine produced 31,100 ounces of gold in the first six months and 15,800 ounces in the second quarter compared to 36,600 ounces and 18,400 ounces in the comparable periods of 1998. The tons milled decreased to 145,500 tons for the six months and 76,000 tons for the three months ended June 30, 1999 compared to 157,200 tons and 80,900 tons in 1998. The mill head grade decreased to 0.23 ounces of gold per ton in the six months and 0.223 ounces per ton in the second quarter of 1999 compared to 0.252 and 0.246 ounces of gold per ton in the respective periods of 1998. The mill recovery rate was 94% in the six months compared to 93.7% in 1998. As a result of the lower gold production the cash production cost increased to US$307 per ounce of gold for the six months and US$314 for the quarter compared to US$278 and US$269 in the comparable periods of 1998.

The Joe Mann Mine fell short of the Company's internal targets for the second quarter in terms of gold production and consequently, unit cash costs due to a number of factors. Delays in ramping up mining to 7 days per week affected certain long-hole stopes where production will be delayed into the second half of the year. As noted in the first quarter report, the upper part of certain shrinkage stopes being mined using long-hole methods experienced ground control problems resulting in excess dilution. In addition, certain lower grade stopes have been removed from the mining plan following the fall in gold prices since the beginning of the year. The West zone has also proved to be disappointing with the grade in the stopes being inconsistent and lower than expected. As a consequence, all development in the West has been suspended for the time being and mining in this area will cease once available broken ore has been pulled from the stopes.

As a result of these various negative factors including current low gold prices, mine management has been reviewing the mining plans for the balance of 1999 and 2000. As previously discussed, the new zone on the 2575 level is to be mined using cut-and-fill methods. This mining method is now to be employed for all stopes below the 2350 level. This should result in cost savings overall as a result of lower dilution and a higher percentage of ore extracted from the stopes with no build up of broken ore inventory. It also has the added benefit of reducing the total amount of development below the 2350 level. Campbell has revised its target production for Joe Mann for 1999 to 66,000 ounces of gold at a cash production cost of US$265 per ounce.

Campbell is currently reviewing the possibility of recommencing limited mining operations at its Santa Gertrudis Mine in Mexico from certain economic deposits as a means of generating cash flow to fund the property fixed costs and the ongoing exploration effort. Gold production is expected in the fourth quarter. The Santa Gertrudis Mine produced 700 ounces of gold in the six months and approximately 200 ounces in the second quarter as a result of periodic pumping of diluted solution over the heaps. This compares to 8,800 and 2,800 ounces of gold in the same periods of 1998 when the heaps were being actively leached. Commencing in the second quarter of 1999, the costs to maintain the mine infrastructure is classified as care and maintenance expense. The cash production cost at the Santa Gertrudis Mine during 1998 was US$201 per ounce in the first six months and US$263 in the second quarter.

Depreciation and amortization expense decreased to $2.8 million for the six months compared to $3.3 million in 1998 primarily due to lower gold production. On a per ounce produced basis, depreciation and amortization for the first six months of 1999 increased to $87 per ounce compared to $72 per ounce in 1998 as a result of the effective cessation of production from the Santa Gertrudis Mine.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's cash and short-term deposits and working capital decreased to $33.4 million and $36.8 million, respectively compared to $41.5 million and $45.7 million, respectively at December 31, 1998. The decrease is primarily attributable to the negative cash flow from operations and capital expenditures during the first half. Cash flow from operations before the net change in non-cash operating working capital was negative $5.3 million in the first six months and $2.8 million in the second quarter of 1999 compared to negative (as restated for the adoption of the new Canadian Institute of Chartered Accountants Handbook Section 1540 "Cash Flow Statements") $0.4 million and $0.5 million in the comparable periods of 1998.

Investing activities in the first six months of 1999 were $3.7 million and include $1.6 million for the acquisition of the Roca Roja mine, a former gold producer, adjacent to the Company's Santa Gertrudis Mine property in Mexico. Expenditures on mining interests during the six months were $2.1 million compared to $6.4 million in 1998. Expenditures during 1999 were at the Joe Mann Mine primarily for exploration and development below the 2350 level. For 1998 the expenditures included $5.1 million at the Joe Mann Mine of which $4.1 million was for the shaft deepening and $1.2 million at the Cerro Quema property in Panama. Sustaining capital expenditures are now forecast at $2.6 million for 1999, all at the Joe Mann Mine, primarily to develop the new production areas below the 2350 foot level.

The Company's principal sources of liquidity are cash flow from the Joe Mann Mine and the Company's working capital that amounted to $36.8 million at June 30, 1999. The Company is subject to the normal risks and uncertainties associated with mining, including fluctuations in gold prices, the relative U.S./ Mexican/ Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems.

YEAR 2000 PROJECT

The Company is continuing to assess the personal computers at the Joe Mann Mine for Year 2000 compliance, which is expected to be completed shortly. Contact with external suppliers to ensure that the supply of goods and services continues uninterrupted is ongoing. As discussed in previous filings, internal evaluation of the mining and milling operations at the Joe Mann Mine have concluded that the operations are largely manually controlled with negligible input from equipment containing date sensitive devices. Accordingly these operations are considered to be Year 2000 compliant. The Mexican operations will be evaluated as part of the feasibility for any future production decision.

ITEM 1.           Legal Proceedings

                  Not applicable

ITEM 2.           Changes in Securities

                  Not Applicable

ITEM 3.           Defaults Upon Senior Securities

                  None

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  At the Annual and Special Meeting of Shareholders held on May 18, 1999, the shareholders voted on election of a slate of nine directors comprised of Messrs. Beatty, Clow, Douglas, Kachmar, McCartney, Murphy, O'Kelly, Pralle, and Raymond. 105,035,661 votes were cast in favour of election of the slate with 832,286 withheld.

                  At this meeting, the shareholders also voted on the re-appointment of KPMG LLP as auditors for the coming year and authorizing the directors to fix remuneration. 117,500,143 votes were cast in favour of this item and 795,166 votes were withheld.

                  Shareholders also approved an additional 3,500,000 common shares for use under the Employee Incentive Plan. 98,014,453 votes were cast in favour, 19,481,282 votes were cast against and 1,219,943 votes were withheld.

ITEM 5.           Other  Information

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      27.1 Financial Data Schedule.

                  (b No reports on Form 8-K were filed during the three months ended June 30, 1999.

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

Toronto, Ontario
August 11, 1999

                             CAMPBELL RESOURCES INC.
                            FORM 10-Q - JUNE 30, 1999

                                  EXHIBIT INDEX



                  27.1      Financial Data Schedule