Form 10-Q
period 1999-09-30
CAMPBELL RESOURCES INC /NEW/
filed 1999-11-12
CIK 718053

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

                    For the Quarter ended SEPTEMBER 30, 1999

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

                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES   X   NO
                           ----     ----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Shares Outstanding as of September 30,1999, 157,061,156 Common Shares, without par value



================================================================================


                             CAMPBELL RESOURCES INC.

                                Table of Contents
                                -----------------
                                                                                                             Page
                                                                                                             ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as at September 30, 1999 and
            December 31, 1998 ..................................................................................3

            Unaudited Consolidated Statements of Operations for the Three Months and the
            Nine Months Ended September 30, 1999................................................................4

            Unaudited Consolidated Statements of Deficit for the Nine Months Ended
            September 30, 1999..................................................................................4

            Unaudited Consolidated Statements of Cash Flows for the Three Months and the
            Nine Months Ended September 30, 1999................................................................5

            Notes to the Unaudited Consolidated Financial Statements ...........................................6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations .........................................................................11

PART II.    OTHER INFORMATION:

ITEM 1.     Legal Proceedings..................................................................................15

ITEM 2.     Changes in Securities..............................................................................15

ITEM 3.     Defaults Upon Senior Securities....................................................................15

ITEM 4.     Submission of Matters to a Vote
            of Security Holders................................................................................15

ITEM 5.     Other Information..................................................................................15

ITEM 6.     Exhibits and Reports on Form 8-K...................................................................15

            SIGNATURES.........................................................................................16

CAMPBELL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                                                 Unaudited
                                                                               Setpember 30          December 31
                                                                                   1999                  1998
                                                                           -------------------------------------------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                                                        $21,841              $41,493
Money market instruments                                                              7,858
Receivables                                                                           1,970                2,653
Inventories (note 2)                                                                  4,422                4,538
Prepaids                                                                                177                  474
                                                                           -------------------------------------------
    Total current assets                                                             36,268               49,158
                                                                           -------------------------------------------

OTHER ASSETS                                                                            394                  502
                                                                           -------------------------------------------

MINING INTERESTS                                                                    177,171              173,866
  less accumulated depreciation and amortization                                   (124,460)            (120,749)
                                                                           -------------------------------------------
                                                                                     52,711               53,117
                                                                           -------------------------------------------

    Total assets                                                                    $89,373             $102,777
                                                                           ===========================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                     $1,570               $2,254
Accrued liabilities                                                                     682                1,215
                                                                           -------------------------------------------
    Total current liabilities                                                         2,252                3,469
                                                                           -------------------------------------------

RECLAMATION AND OTHER LIABILITIES                                                     4,428                2,571

CONVERTIBLE DEBENTURES (note 3)                                                       3,787                5,652

DEFERRED MINING TAXES                                                                 2,878                3,616

SHAREHOLDERS' EQUITY
Capital stock (note 4)                                                              125,334              123,632
Foreign currency translation adjustment                                                 899                1,394
Deficit                                                                             (50,205)             (37,557)
                                                                           -------------------------------------------
    Total shareholders' equity                                                       76,028               87,469
                                                                           -------------------------------------------

    Total liabilities and shareholders' equity                                      $89,373             $102,777
                                                                           ===========================================


Commitments and contingencies (note 6)

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of Canadian dollars except per share amounts)

                                                            Three months ended                         Nine months ended
                                                            ------------------                         -----------------
                                                               September 30                               September 30
                                                               ------------                               ------------
                                                        1999                  1998                 1999                  1998
                                                        ----                  ----                 ----                  ----

METAL SALES                                              $5,699               $8,847               $18,724              $28,369
                                               ---------------------------------------------------------------------------------

EXPENSES
  Mining                                                  6,078                7,361                21,541               25,918
  General administration                                    762                  631                 2,225                1,987
  Depreciation and amortization                           1,191                1,472                 3,953                4,733
  Exploration                                               759                  820                 1,668                1,870
  Care and maintenance                                      540                                      1,327
                                               ---------------------------------------------------------------------------------

                                                          9,330               10,284                30,714               34,508
                                               ---------------------------------------------------------------------------------

Loss from operations before writedown                    (3,631)              (1,437)              (11,990)              (6,139)
                                               ---------------------------------------------------------------------------------
   of mining interests

Writedown of mining interests                                                  2,138                                      2,138
                                               ---------------------------------------------------------------------------------

Loss from operations                                     (3,631)              (3,575)              (11,990)              (8,277)
                                               ---------------------------------------------------------------------------------

Other income (expense)
  Interest and other income                              (2,000)                 483                  (644)               1,601
  Convertible debenture interest expense                    (85)                (125)                 (271)                (403)
                                               ---------------------------------------------------------------------------------

                                                         (2,085)                 358                  (915)               1,198
                                               ---------------------------------------------------------------------------------

Loss before income taxes                                 (5,716)              (3,217)              (12,905)              (7,079)

Income and mining tax (recovery)                            (39)                 (27)                 (257)                (156)
                                               ---------------------------------------------------------------------------------

NET LOSS                                                ($5,677)             ($3,190)             ($12,648)             ($6,923)
                                               =================================================================================


LOSS PER SHARE                                           ($0.04)              ($0.02)               ($0.08)              ($0.05)
                                               =================================================================================






UNAUDITED CONSOLIDATED STATEMENTS OF DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Expressed in thousands of Canadian dollars)

                                                                             1999                  1998
                                                                             ----                  ----
Balance at beginning of period                                              ($37,557)            ($16,709)
Net loss                                                                     (12,648)              (6,923)
                                                                  ----------------------------------------

Balance at end of period                                                    ($50,205)            ($23,632)
                                                                  ========================================

CAMPBELL RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of Canadian dollars)

                                                                 Three months ended                        Nine months ended
                                                                 ------------------                        -----------------
CASH PROVIDED BY (USED IN):                                         September 30                             September 30
                                                                    ------------                             ------------
                                                              1999                 1998                  1999                1998
                                                              ----                 ----                  ----                ----
OPERATING ACTIVITIES
Net loss                                                    ($5,677)              ($3,190)            ($12,648)           ($6,923)
Items not involving cash
  Depreciation and amortization                               1,191                 1,472                3,953              4,733
  Writedown of mining interests                                                     2,138                                   2,138
  Deferred mining taxes (recovery)                             (216)                 (197)                (738)              (556)
  Other                                                       2,425                 1,171                1,903              1,567
                                                      ----------------------------------------------------------------------------
                                                             (2,277)                1,394               (7,530)               959
Net change in non-cash operating working capital               (968)                  119                   47              1,699
                                                      ----------------------------------------------------------------------------
                                                             (3,245)                1,513               (7,483)             2,658
                                                      ----------------------------------------------------------------------------

FINANCING ACTIVITIES
Issues of capital stock                                          25                    41                   59                143

INVESTING ACTIVITIES
Expenditures on mining interests                               (474)               (1,007)              (2,572)            (7,390)
Purchase of Roca Roja                                                                                   (1,562)
Money market instruments                                     (7,858)                                    (7,858)            28,097
Proceeds on sale of assets                                                                                                    617
Other                                                                                                                         135
                                                      ----------------------------------------------------------------------------
                                                             (8,332)               (1,007)             (11,992)            21,459
                                                      ----------------------------------------------------------------------------

Effect of exchange rate change on cash
    and short-term deposits                                     (31)                  309                 (236)               527
                                                      ----------------------------------------------------------------------------

Increase (decrease) in cash and short-term deposits         (11,583)                  856              (19,652)            24,787
Cash and short-term deposits at beginning of period          33,424                37,569               41,493             13,638
                                                      ----------------------------------------------------------------------------

Cash and short-term deposits at end of period               $21,841               $38,425              $21,841            $38,425
                                                      ============================================================================




CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Receivables                                                   $93                $1,022                 $683             $1,204
  Inventories and prepaids                                        1                   (18)                 581              2,478
  Accounts payable                                             (941)                 (712)                (684)            (1,583)
  Accrued liabilities                                          (121)                 (173)                (533)              (400)
                                                      ----------------------------------------------------------------------------
                                                              ($968)                 $119                  $47             $1,699
                                                      ============================================================================

CAMPBELL RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999
(Tabular amounts are expressed in thousands of Canadian dollars)


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

2 -- INVENTORIES

Inventories comprise materials and supplies at September 30, 1999 and December 31, 1998.

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

During the nine months ended September 30, 1999, debenture holders converted US$1,117,000 (1998 - US$1,180,000) of debenture principal into 2,234,000 (1998 -
2,360,000) common shares of the Company resulting in a balance outstanding at September 30, 1999 of US$2,576,000 (December 31, 1998 - US$3,693,000).

4 -- CAPITAL STOCK

Changes in the issued and outstanding common shares for the nine months are as follows (in thousands):

                                                       1999                        1998
                                               ---------------------        ---------------------

                                               Shares        Amount         Shares         Amount
                                               ------        ------         ------         ------
Common shares:
Balance at beginning of period                154,686       $123,632        151,445       $121,425

Issued:

  Conversion of convertible debentures          2,234          1,643          2,360          1,635
  Employee Incentive Plan and
    Directors' Stock Option Plan                  141             59            254            143
                                             --------       --------       --------       --------


Balance at September  30                      157,061       $125,334        154,059       $123,203
                                             ========       ========       ========       ========


As of September 30, 1999, in addition to the shares reserved for issuance under the terms of the convertible debentures (see note 3) there were outstanding stock options under the Directors Stock Option Plan and the Employee Incentive Plan to purchase 6,875,000 common shares at prices ranging from $0.43 to $1.48 per share with such options expiring at various dates to August 10, 2004.

Loss per share has been calculated using the weighted average number of shares outstanding during the nine months which was 156,906,000 (1998 - 153,242,000) and during the three months which was 157,013,000 (1998 - 153,993,000).

5-- STATEMENTS OF CASH FLOWS

During the first quarter of 1999 the Company adopted the provisions of the new Canadian Institute of Chartered Accountants Handbook Section 1540 "Cash Flow Statements". The Statements of Cash Flows for the three and nine month periods ended September 30, 1998 have been restated to conform to the new requirements. Cash and short-term deposits consist of cash on hand, balances with banks and short-term money market instruments (maturity on acquisition of less than 90 days).

Additional disclosures required with respect to the Statements of Cash Flows are as follows:






                                          Three months ended                     Nine months ended
                                          ------------------                     -----------------
                                             September 30                           September 30
                                             ------------                           ------------
                                       1999               1998                1999                1998
                                       ----               ----                ----                ----
Cash taxes paid                        $194              $  182               $475                $439
Cash interest paid                     $  7              $    -               $255                $247

6 -- COMMITMENTS AND CONTINGENCIES


a) At September 30, 1999 the Company had sold forward 20,000 ounces of gold under a spot deferred contract, currently at US$282 per ounce, and had outstanding sold calls for 33,200 ounces of gold in 2001 and 20,000 ounces of gold in 2002 at an average price of US$350 per ounce subject to floating gold lease rates.

b) At September 30, 1999 the Company had sold forward US$3,000,000 to purchase Canadian dollars during 1999 at an average rate of Cdn$1.5224 to the US dollar.

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


7--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
   ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                                       Three months ended             Nine months ended
                                                       ------------------             -----------------
                                                          September 30                   September 30
                                                          ------------                   ------------
                                                      1999            1998            1999            1998
                                                    --------        --------        --------        --------

Net loss for period as reported                     $ (5,677)       $ (3,190)       $(12,648)       $ (6,923)
Depreciation and amortization (a)                        443              39           1,482             128
Deferred income taxes (b)                                (68)           (187)           (248)           (187)
Foreign exchange contracts (d)                           (95)           (537)            733          (1,028)
Net loss for the year in accordance
                                                    --------        --------        --------        --------
with United States accounting principles            $ (5,397)       $ (3,875)       $(10,681)       $ (8,010)
                                                    --------        --------        --------        --------

Other comprehensive income (loss):
Foreign currency translation adjustments                 (14)            508            (495)            966
                                                    --------        --------        --------        --------
Comprehensive loss for the year in accordance
with United States accounting principles            $ (5,411)       $ (3,367)       $(11,176)       $ (7,044)
                                                    --------        --------        --------        --------

Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                          $  (0.03)       $  (0.03)       $  (0.07)       $  (0.05)
                                                    --------        --------        --------        --------

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

c) Contingent Liability - Under United States accounting principles the contingent liability disclosed in note 6(e) would be reflected in the balance sheet. Accordingly, for United States accounting principles total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million that would be included outside of shareholders' equity.

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

e) Balance Sheets - The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Company as at September 30, 1999 and December 31, 1998 would be to decrease mining interests by $21,921,000 (1998 - $23,403,000), increase long-term investments by
            $50,000,000 (1998 - $50,000,000), increase prepaids by $157,000
            (1998 - $nil), increase other liabilities by $nil (1998 - $576,000), increase long-term liabilities by $38,000,000 (1998 - $38,000,000), decrease deferred mining taxes by $2,499,000 (1998 - $2,747,000), increase preferred shares by $12,000,000 (1998 - $12,000,000) and reduce shareholders equity by $19,265,000 (1998 - $21,232,000).

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

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1999

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

OVERVIEW

Campbell recorded a loss of $5.7 million or $0.04 per share for the three months and a loss of $12.6 million or $0.08 per share for the nine months ended September 30, 1999 compared to a loss of $3.2 million or $0.02 per share and $6.9 million or $0.05 per share for the comparable periods of 1998. The 1998 comparatives include a writedown of mining interests of $2.1 million. There was negative cash flow from operations before the change in operating working capital of $2.3 million in the quarter and $7.5 million in the nine months ended September 30, 1999 compared to cash flow of $1.4 million and $1 million in the comparative periods of 1998. The increase in the loss is primarily a result of lower gold production and lower realized gold prices marginally offset by a weaker Canadian dollar together with the impact of the mark-to-market loss on the outstanding call options. Gold production decreased by 28% in the third quarter to 13,400 ounces from 18,700 ounces a year earlier and by 29% in the nine months to 45,200 ounces from 64,100 ounces a year earlier. The decrease is attributable to the cessation of the active leaching of the heaps at the Santa Gertrudis Mine in late 1998 and the unexpected impact of dilution at the Joe Mann Mine.

Since the beginning of September, 1999, to mitigate the cash losses from the Joe Mann Mine, mining has been limited to workplaces above the 2350 level. In addition, all development was temporarily suspended and as a result, the work force was reduced by approximately 130 employees. A new long-term mine plan that incorporates cut-and-fill mining methods is nearing completion. The adoption of cut-and-fill mining should largely eliminate concerns about ground conditions and resulting mine dilution. Production at the Joe Mann Mine under the previous mining method will cease in late-November, having produced approximately 50,000 ounces in the year. It is expected that production development under the long-term plan would commence immediately with gold production re-commencing towards the end of the first half of the year 2000.

REVENUE

Revenue from metal sales decreased 36% to $5.7 million in the third quarter and 34% to $18.7 million in the nine months compared to $8.8 million and $28.4 million, respectively in 1998. The decrease is primarily attributable to the decrease in gold production noted above combined with the 9% decrease in the average price realized for gold sales during the nine months compared to the same period of 1998. The average price recognized for gold produced in the nine months ended September 30, 1999 was US$275 compared to US$306 in the comparable period of 1998. The average Comex market price was US$273 in the first nine months of 1999 compared to US$294 in 1998.

As disclosed in Note 6(a) to the Unaudited Consolidated Financial Statements the Company has sold calls for a total of 53,200 ounces of gold in the years 2001 and 2002 at a strike price of US$350 per ounce and subject to floating gold lease rates. These calls are not designated as hedges and accordingly are carried in the accounts at their market values. As a result of the increase in the gold price and gold lease rates in late September, the potential liability should the Company wish to unwind these calls increased to $3.3 million at September 30, 1999, resulting in an expense of $2.4 million in the quarter that is included in interest and other income. On November 1, 1999 this potential liability had decreased to $2.4 million. The Company has not been required to post margin to date and currently has no plans to unwind these calls.

Currently Campbell has 20,000 ounces of gold hedged under a spot deferred contract at a current price of US$282 per ounce that is intended to hedge a portion of the production from the restart of the Santa Gertrudis Mine. Should the new long-term mine plan for the Joe Mann Mine be approved when finalized, the Company may contemplate a longer-term hedging program for a portion of the production. Campbell's general policy is to hedge up to 50% of its gold production for up to two years, dependent on market conditions and capital expenditure commitments.

Revenue from copper production increased marginally to 5.3% of metal sales in the first nine months of 1999 compared to 4.5% in the same period of 1998. Copper production in the third quarter decreased to 275,000 pounds compared to 306,000 pounds in 1998 and decreased to 919,000 pounds for the nine months compared to 997,000 pounds in 1998 due to lower grades in the third quarter as explained above.


EXPENSES

Mining expense in the nine months was $21.5 million and $6.1 million in the third quarter compared to $25.9 million and $7.4 million in the comparable periods of 1998. The overall cash production cost increased to US$301 per ounce of gold for the nine months and US$284 for the third quarter compared to US$258 and US$250 in the comparable periods of 1998.

The Joe Mann Mine produced 44,500 ounces of gold in the nine months and 13,400 ounces in the third quarter compared to 53,200 ounces and 16,700 ounces in the comparable periods of 1998. The tons milled were approximately the same at 223,000 tons for the nine months and 77,500 tons for the three months ended September 30, 1999 compared to 222,400 tons and 65,100 tons in 1998. The mill head grade decreased to 0.214 ounces of gold per ton in the nine months and
0.184 ounces per ton in the third quarter of 1999 compared to 0.258 and 0.274 ounces of gold per ton in the respective periods of 1998. The mill recovery rate was 94.2% in the nine months compared to 94% in 1998. As a result of the lower gold production the cash production cost increased to US$301 per ounce of gold for the nine months and US$284 for the quarter compared to US$268 and US$250 in the comparable periods of 1998.

Early in the fourth quarter Campbell restarted mining operations at its Santa Gertrudis Mine in Mexico as a means of generating cash flow to fund the property fixed costs and the ongoing exploration effort. The two deposits currently being mined should produce in excess of 20,000 ounces of gold through to mid 2000 at an estimated cash cost of US$220 per ounce. Gold production of approximately 3,000 ounces is expected in the fourth quarter. The Santa Gertrudis Mine produced 700 ounces of gold in the nine months as a result of periodic pumping of diluted solution over the heaps. This compares to 10,800 ounces of gold in the same periods of 1998 when the heaps were being actively leached. Commencing in the second quarter of 1999, the cost to maintain the mine infrastructure is classified as care and maintenance expense. The cash production cost at the Santa Gertrudis Mine during 1998 was US$211 per ounce in the nine months.

General and administration expense increased to $2.2 million for the nine months compared to $2 million in the corresponding period of 1998 primarily as a result of increased analysis and due diligence procedures performed on potential acquisition and merger targets.

Depreciation and amortization expense decreased to $4 million for the nine months compared to $4.7 million in 1998 primarily due to lower gold production. On a per ounce produced basis, depreciation and amortization for the nine months increased to $87 per ounce compared to $74 per ounce in 1998 as a result of the effective cessation of production from the Santa Gertrudis Mine.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's cash and short-term deposits plus money market instruments decreased to $29.7 million compared to $41.5 million at December 31, 1998. Working capital also decreased to $34 million at September 30, 1999 compared to $45.7 million at December 31, 1998. The decrease is primarily attributable to the negative cash flow from operations and capital expenditures during the nine months. Cash flow from operations before the net change in non-cash operating working capital was negative $7.5 million in the nine months and negative $2.3 million in the third quarter of 1999 compared to cash flow of $1 million and $1.4 million in the comparable periods of 1998.

Investing activities in the first nine months of 1999 were $12 million and include $1.6 million for the acquisition of the Roca Roja mine, a former gold producer, adjacent to the Company's Santa Gertrudis Mine property in Mexico. Expenditures on mining interests during the nine months were $2.6 million compared to $7.4 million in 1998. Expenditures during 1999 were at the Joe Mann Mine primarily for exploration and development below the 2350 level. For 1998 the expenditures included $6 million at the Joe Mann Mine of which $4.4 million was for the shaft deepening and $1.3 million at the Cerro Quema property in Panama. Investing activities also include the purchase of money market instruments with maturities on acquisition greater than 90 days of $7.9 million compared to the maturity in 1998 of $28.1 million.

The Company was advised on August 16, 1999 of certain changes to the continued listing requirements of the New York Stock Exchange. Of immediate concern to the Company is the new requirement that shares trade above a price of US$1.00 per share. The Company advised the Exchange that it intended to propose to its shareholders that approval be given for a share consolidation/reverse split in order that the listing be preserved and liquidity of trading be maintained. The Company is currently evaluating shareholder response to this proposal.

The Company's principal sources of liquidity are cash flow from the Joe Mann and Santa Gertrudis Mines and the Company's working capital that amounted to $34 million at September 30, 1999. The Company is subject to the normal risks and uncertainties associated with mining, including fluctuations in gold prices, the relative U.S./ Mexican/ Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems.

YEAR 2000 PROJECT

The Company has substantially completed its assessment of the Year 2000 Issue at all of its operations and the corporate office and believes it is currently Year 2000 compliant in all material respects. Campbell relies on third parties for supplies and services, especially utilities as it relates to the Joe Mann Mine. Accordingly, the Company continues to communicate with and monitor the Year 2000 readiness plans of key suppliers. Given that the Joe Mann Mine will likely be in a development phase at the end of 1999, it is considered unlikely that the failure of a key supplier will have an immediate impact on the Company's operations.

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

                        (b No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CAMPBELL RESOURCES INC.




                          /s/ PAUL J. IRELAND
                          -------------------
                          Paul J. Ireland
                          Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and authorized signatory)

Toronto, Ontario
November 10, 1999

                             CAMPBELL RESOURCES INC.
                         FORM 10-Q - SEPTEMBER 30, 1999

                                  EXHIBIT INDEX



                   27.1     Financial Data Schedule