Form 10-K405
period 1999-12-31
CAMPBELL RESOURCES INC /NEW/
filed 2000-03-30
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1999

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-8488

                             CAMPBELL RESOURCES INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Canada                                             Not Applicable
                  ------                                             --------------
(State or other jurisdiction of incorporation              (I.R.S. Employer Identification No.)
          or organization)

120 Adelaide Street West, Suite 1910, Toronto, Ontario M5H 1T1         Not Applicable
--------------------------------------------------------------         --------------
       (Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code                     (416) 366-5201
                                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 27, 2000, the registrant had outstanding 157,152,288 common shares, without nominal or par value, the only class of registrant's stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates at such date was US$36,716,803 (based on the closing price of such common share of US$0.234 on such date as reported on the New York Stock Exchange, Inc. composite listings.)

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of registrant's Proxy Circular relating to an Annual and Special Meeting of Shareholders scheduled to be held on May 19, 2000 are incorporated by reference into Part III of this report and certain portions of the 1999 Annual Report to shareholders are incorporated herein by reference into Parts I, II, and IV of this report. These portions of such Proxy Circular and Annual Report are filed as exhibits to this Form 10-K.

                             CAMPBELL RESOURCES INC.
                                      Index
                         Annual Report on Form 10-K for
                          Year Ended December 31, 1999


                                                                                                         Page


                                     PART I


Items 1. and 2.   Business and Properties...........................................................................2

Item 3.           Legal Proceedings................................................................................24

Item 4.           Submission of Matters to a Vote of
                  Security Holders.................................................................................24

                                     PART II

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters.......................... .......................................25

Item 6.           Selected Financial Data..........................................................................25

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.................................................25

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.....................................  26

Item 8.           Financial Statements and Supplementary
                  Data.............................................................................................27

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.............................................................................27

                                             PART III

Item 10.          Directors and Executive Officers
                  of the Registrant................................................................................27

Item 11.          Executive Compensation...........................................................................28

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management............................................................................28

Item 13.          Certain Relationships and Related Transactions...................................................28

                                              PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K..........................................................................29

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

                              Rate at              Average
                           December 31               Rate (1)        High              Low
                           -----------                ----           ----              ---

         1995                0.7323                  0.7286          0.7431            0.7076
         1996                0.7301                  0.7332          0.7513            0.7235
         1997                0.6999                  0.7198          0.7487            0.6961
         1998                0.6447                  0.6746          0.7105            0.6343
         1999                0.6929                  0.6728          0.6929            0.6446

(1) The average rate means the average of the exchange rates on the last day of each month during the year.

         On March 27, 2000, the noon buying rate for Cdn. $1.00 was US$0.6847

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

         At the annual meeting of shareholders scheduled to be held on May 19, 2000, shareholders will be asked to approve, by special resolution, a consolidation (reverse split) of the Corporation's common shares on the basis of one post-consolidation common share for every ten pre- consolidation common shares (or such lesser number as the directors in their discretion may determine).

         The Corporation is a gold mining and natural resource company whose principal assets are the Joe Mann gold mine (the "Joe Mann Mine") located in the Chibougamau area of northwestern Quebec, the Santa Gertrudis gold mine (the "Santa Gertrudis Mine") located in the State of Sonora, Mexico and the Cerro Quema gold property (the "Cerro Quema Property") located in the southern Azuero Peninsula in the Los Santos province of Panama. Segmented financial information with respect to the Corporation's domestic and foreign operations is set out in
Note 10 to the Corporation's consolidated financial statements for the year ended December 31, 1999. Such financial statements are filed as a part of Item 14 of this report.

         The Joe Mann Mine, an underground gold mine owned by Meston Resources Inc., a wholly-owned subsidiary of the Corporation, is located near the town of Chibougamau which is approximately 350 miles north of Montreal, Quebec. The Joe Mann Mine was brought into production by Campbell in 1987. During 1999, as production moved to lower levels, operations were significantly affected by ground control problems and excessive dilution. The resulting higher cash operating costs resulted in the temporary suspension of development and mining operations to permit re-evaluation of the economic viability of the Joe Mann Mine and development of a new Long Term Mine Plan ( the "Mine Plan"). This Mine Plan, which provides for a change in the mining method from shrinkage and longhole to cut-and-fill, was adopted in November, 1999 and production is to resume in April, 2000. (See " New Long Term Mine Plan, Mine Development and Exploration" on page 7).

         In July 1994, the Corporation acquired the Santa Gertrudis Mine from Phelps Dodge Corporation. The Santa Gertrudis Mine, an open pit heap leach gold mine located near the town of Magdalena, Sonora, Mexico, approximately 150 miles south of Tucson, Arizona, was brought into production in 1991 by its previous owner. The Corporation holds its interests in Mexico through its wholly-owned subsidiary, Oro de Sotula, S.A. de C.V. ("Sotula"). In December, 1997, mining operations were temporarily suspended due to low gold prices and insufficient developed ore reserves. Leaching operations continued until the end of 1998.

         In mid 1999, Sotula acquired the adjoining Roca Roja mining property. This property hosted a former producing gold mine and was the focus of the 1999 exploration program. Following successful initial exploration efforts, limited mining operations, at levels expected to be sufficient to cover most of the ongoing planned exploration costs, resumed in the fourth quarter of 1999. There can be no assurance that sufficient ore reserves will be discovered and developed or that gold prices will rise to a level, that will make it economic to continue limited mining operations or to increase production to historical levels.

         In March 1996, the Corporation acquired all of the shares of Minera Cerro Quema, S.A., a Panamanian corporation ("Minera"), whose primary asset is the Cerro Quema Property. In November 1996, a positive feasibility study, at an assumed gold price of US$400 per ounce, was completed and presented to the Board of Directors. Following completion of some additional test work and receipt of required permitting and exploitation concessions, final approval for the project was given in February 1997. In December 1997, as a consequence of sustained lower gold prices, the Corporation decided to defer further development of Cerro Quema until the gold price reaches a level that will ensure economic viability of the project. There can be no assurance that such gold prices will be attained.

         The Corporation continues to have, as one of its primary business objectives, the acquisition of additional sources of gold production through the acquisition of producing mines or developed properties. The Corporation has and is continuing to evaluate a number of such investment opportunities in North and South America.

         The Corporation sells metals on international markets at prices which fluctuate daily based on world market supply and demand and is in competition with other mining companies, insofar as they produce the same product, in a market where price and quality advantages can not be claimed by any of the market participants.

         Factors which allow producers to remain competitive in the market over the long-term are the quality (grade, metallurgy, etc.), and size of the orebody, cost of production and the proximity to market. In all these factors the Corporation is competitive to greater or lesser degrees; but because of the number of companies and variables involved, no individual or group of producers can be pointed to as being in direct competition with Campbell.

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

         Campbell and its wholly-owned subsidiaries employed approximately 231 persons as of December 31, 1999, of which 79 were covered by collective bargaining agreements. The relationship of Campbell and its subsidiaries with their employees and contractors is considered by Campbell to be satisfactory. During 1999 and 1998, there were no material strikes or walkouts at either of the Corporation's operating mines.

         In September 1996, the collective bargaining unit at the Joe Mann Mine, represented by Le Syndicat des Travailleurs-euses de la Mine Meston ("CSN"), consisting of 145 employees, approved a collective bargaining agreement covering a three year period. In February 1999, CSN agreed to a two year extension of current agreements with an annual wage increase of $0.25 per hour and a gold price participation formula. Also in February 1999, a three year contract, on the same terms as to wage increase and gold price participation, was approved by the Metallurgistes Unis d'Amerique covering workers at the Camchib Mill. With the decision to suspend development and mining operations in September, 1999, approximately 140 employees were placed on temporary layoff. The recall of these employees started in November, 1999 once the new Mine Plan was approved and development work commenced in preparation of the change of mining method and is expected to be complete by the end of the first quarter of 2000. See "Employees" on page 11.

         In December, 1997, the Corporation concluded an agreement with the National Union of Miners, Metallurgists and Similar Workers of the Mexican Republic, which represented the 143 hourly employees at the Santa Gertrudis Mine, with respect to the cessation of mining operations and termination of all employees covered by the agreement. With the resumption of limited mining operations, the Corporation has entered into renewable three month contracts with approximately 67 employees. On resumption of full scale mining activities, a new union contract will be negotiated.

Intercorporate Relationships

         The following chart illustrates the principal subsidiaries of the Corporation, together with the jurisdiction of incorporation of each company and the significant properties held by each company:


                         CAMPBELL RESOURCES INC.
                              (Canada)
                                 | |
                                 | |
                                 | |
                                 | |
SOTULA GOLD CORP.                | |             MESTON RESOURCES INC.
    (Canada)      --100%---------   --100%--         (Quebec)
       |             |                              Joe Mann Mine
       |             |                     Chibougamau Exploration Properties
       |             |                                    |
       |             |                                    |
      100%------------                                   100%
       |                                                  |
       |                                                  |
ORO DE SOTULA, S.A. de C.V.                    MINERA CERRO QUEMA, S.A.
      (Mexico)                                          (Panama)
Santa Gertrudis Mine                             Cerro Quema Property
Exploration Properties

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

         The mine was dewatered in early 1985 and in June of that year, an underground exploration programme began. The exploration programme resulted in the discovery of 800,000 tons of ore reserves and prompted the decision to re-start production. Commercial production began on April 2, 1987 with proven and probable mineable reserves of 910,000 tons grading 0.22 ounces of gold per ton at December 31, 1986. During 1987, Campbell also increased its ownership in the mine to 100%. The mine has been in continuous operation since 1987. As part of an expansion plan in 1989, a new shaft, the No. 2 shaft, was sunk to a depth of 2,050 feet.

          During 1992, the No. 2 shaft was deepened to a depth of 2,676 feet. This deepening project opened up four new levels between the 1825 and 2350 levels. To date, the deposit has been mined along a 3,000 foot strike length to a depth of 2,350 feet and remains open at depth. During 1997 and 1998, the No. 2 shaft was further deepened by 1,081 feet to a depth of 3,757 feet to permit six new levels to be mined. This project was completed in July 1998 at a cost of $13.1 million, approximately $1.4 million less than budget. The No. 2 production shaft is constructed to permit future deepening without interruption of production. During 1999, as production moved to the lower levels, operations were significantly affected by ground control problems and excessive dilution. Resulting higher cash operating costs compelled management to temporarily suspend development and mining operations to permit re-evaluation of the economic viability of the Joe Mann Mine and development of a new Mine Plan which has since been approved. (See "New Long Term Mine Plan, Mine Development and Exploration" on page 7).

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

Exploration expenses may be carried forward to future years and may be applied to claims within a 3.2 square kilometre block distance. Current work credits will entitle the Corporation to retain currently held mining claims for in excess of twenty years. Under the exploration agreements with SOQUEM described under "Mineral Exploration Properties--Chibougamau Exploration Properties" on pages 19 and 20, SOQUEM pays the annual fees and incurs the expenditures necessary to keep the applicable mining claims in good standing.

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

         Two principal veins account for approximately 100% of the known reserves and 100% of the 1999 and planned 2000 production. The Main Vein is located north of the shaft and has an east-west strike length of approximately 3,000 feet with an 80 degree dip to the north. The Main Vein contains about 87% of the reserves. The South Vein accounts for 13% of reserves and is located about 350 feet south of the Main Vein between the No. 1 shaft and the No. 2 production shaft. The South Vein has a strike length of about 3,000 feet in an east-west direction and a north dip and appears to weaken below the 2750 level.

         Exploration on the 2575 level, initiated in the fall of 1998, encountered positive results approximately 1000 feet east of the shaft and led to the discovery of a new zone situated north of the Main Vein. At present, it is thought that the mineralization of the new ore zone is spatially and genetically related to a large quartz-feldspar porphyry dyke. There are two limbs of high-grade ore mineralization which occur at the northern and southern contacts between the porpphyry dyke and a sheared gabbro. During 1999, definition drilling confirmed a stoping unit containing 118,000 tons grading
0.317 ounces per ton on the 2575 level that will start to be mined in 2000. In addition, definition drilling appears to confirm the extension of the zone in the hanging wall of the Main Zone between the 2750 and 3100 levels. Definition drilling is continuing in order to confirm grade and potentially wider zones in this area.

         MINEABLE RESERVES

         Mineable reserves at the Joe Mann Mine are continually updated by management to reflect operations and exploration activity and are periodically reviewed by independent consultants.

         The following table summarizes diluted mineable reserves estimated by management and calculated as at December 31, 1999 on the basis of a gold price of US$300 per ounce, and as at December 31, 1998 and December 1997, on the basis of gold prices of US$325 and US$375 per ounce respectively.

                                       Proven and Probable Mineable Reserves

                          December 31, 1999               December 31, 1998              December 31, 1997

                                         Grade                         Grade                                Grade
                           Tons         (oz/ton)        Tons          (oz/ton)          Tons              (oz/ton)
Proven                    179,924         0.269        397,305         0.231           489,931              0.239
Probable                  121,945         0.295        119,285         0.224            63,486              0.232
                          -------         -----        -------         -----           -------              -----
Total                     301,869         0.280        516,590         0.229           553,417              0.238
                          =======         =====        =======         =====           =======              =====

         The total estimated diluted proven and probable mineable reserves at the Joe Mann Mine decreased by 214,721 tons from 516,590 tons at December 31, 1998 to 301,869 tons at December 31, 1999. After taking into account production during 1999 of 261,382 tons grading 0.211 ounces per ton, the total diluted proven and probable mineable reserves increased on a net basis during this period by 46,661 tons. Reserves decreased during 1999 because access to the mineralization below the 2350 level can only be achieved on completion of the development. The decrease in tonnage and increase in grade at December 31, 1999 also reflects the assumption of five foot mining widths compared to six foot mining widths in the prior years and the reduction in the assumed gold price from US$325 to US$300 per ounce. With this development work now under way on the six mining levels below the 2350 level, reserves should return to historical levels.

         NEW LONG-TERM MINE PLAN, MINE DEVELOPMENT AND EXPLORATION

          During 1999, as production moved to the lower levels, operations were significantly affected by ground control problems and excessive dilution. Resulting higher cash operating costs compelled management to make significant changes at the Joe Mann Mine.

         Despite the positive impact of the discovery of a new zone in 1998, discussed above under "Geology" on page 6 and the introduction of a new work schedule which materially increased the number of working days per year, as described below under "Employees" on page 11, the excessive dilution resulted in the temporary suspension of development and mining operations to permit re-evaluation of the economic viability of the Joe Mann Mine and development of a new Mine Plan.

         This Mine Plan, which provides for a change in the mining method from shrinkage and long hole to cut and fill, was adopted in November, 1999. Under this Mine Plan, production of approximately 63,500 ounces is expected in 2000 with annual production over the following three year period to average 90,000 ounces at an estimated average cash operating cost of US$220. The Mine Plan assumes a gold price of US$300 per ounce. Significant improvements are expected in the recovery of ore with lower dilution due to selective mining at narrower widths. Development to enable the Mine Plan to be implemented was started in December, 1999 and production is to resume in April, 2000. There can be no assurance that the foregoing expectations will be realized.

         In light of the difficulties and changes described above, all development and diamond drilling ceased in September, 1999. During 1999, 15,908 feet of lateral development and 75,107 feet of diamond drilling were completed at cost of approximately $4,300,000 net of deferred revenue from development ore. This compares to 17,361 feet of lateral development and 101,438 feet of diamond drilling in 1998, completed at a net cost of approximately $4,552,000. Continuity of gold mineralization has been confirmed to a depth of 3,700 feet, 1,125 feet below the current deepest production level of the mine and mineralization remains open at depth.

         Exploration in 2000 will be focussed on delineating additional reserves within parallel shears to permit production to continue beyond mid 2004 as currently provided for in the Mine Plan. In addition, initial drilling has suggested the presence of wider, high grade zones of ore between the 2350 and 3450 levels. Should the recent drill results continue, an increase in both gold and copper grades and a reduction in cash operating costs is possible.

         WEST ZONE

         In addition to ore from the Main and South Veins, which are situated east of the production shaft, the prior mine plan had included some initial production from the West Zone between the 1650 and 1825 levels of the mine. By mid-1999, results from the West Zone were disappointing with the grade being inconsistent and lower than expected. As a consequence, development in the West Zone was suspended for the time being and only limited mining is being carried out.

         CHANGE TO CUT-AND-FILL MINING METHOD

         Until mid-1999, mining was predominantly carried out using the shrinkage stope mining method. In 1999, approximately 50% of the ore came from the shrinkage stopes, 31% from longhole stoping, and 19% from development and recovery muck.

         As mining moved to lower levels, ground control problems were experienced particularly in the upper portions of certain shrinkage stopes. In order to control these problems and reduce dilution, the Mine Plan incorporates the use of cut-and-fill mining methods that will replace the previously used mining methods. It is expected that the ground stability problems, which led to dilution and related increased costs experienced in 1999, will be controlled.

         This method is well suited to mine steeply dipping vein deposits, such as those found at the Joe Mann Mine. With this method, a series of haulage drifts are driven in the footwall from the shaft parallel to the orebody. Cross-cuts are tunnels perpendicular to the haulage drifts that are excavated from the haulage drifts to intersect the orebody at regular intervals. Service and ventilation raises, which provide access and air flow to the working area, and ore passes, which are used to deliver ore to a collection point, are excavated from the cross-cut. As a result of this development, the orebody is divided into convenient blocks or stopes that are ready to be mined.

         The ore will be mined in a series of horizontal slices or sequences starting from the bottom of the stope, working upwards. Ore will be drilled using jackleg drills, blasted and removed from the stopes through ore passes. It will then be loaded on five-ton electric trams and hauled to the loading pocket at the bottom of the shaft where it is hoisted to the surface for processing.

         After a complete sequence has been extracted, part of the resulting void will be filled with fill material which is fed by gravity from the surface. At the Joe Mann Mine, Campbell will back fill with sand deposits that are found in close proximity to the mine and cap the fill with cement floors. This fill provides support for the sidewall of the excavation as well as the floor from which the next sequence can be mined. A pillar will also be left above and below each cross-cut to provide additional support and stability. As the stope progresses upwards, the service and ventilation raises and ore passes are maintained within the filled stope.

         Cut-and fill mining has many advantages compared to other underground mining methods. Usually cut-and-fill mining requires lower development expenditures when compared with shrinkage and long-hole mining methods. It also generally provides more stability in areas with poor ground conditions and results in less dilution and greater ore recovery.

         The problem of dilution caused by stope wall failure is more controlled with stability provided by the fill. When blasting occurs, there is less risk of waste from the walls being added to the ore. A mined out stope that is back filled may provide support to adjacent work areas. At Joe Mann, this additional stability is expected to enable mining widths to decrease from six feet to five feet. Since the ore veins are typically less than five feet, miners will not be extracting the additional one foot of waste rock. This results in an effective increase in the grade of the ore, and lessens costs as anticipated in the long-term mine plan.

         Another advantage of cut-and-fill mining is that it allows miners to be more selective giving rise to excellent grade control. Areas of uneconomic waste rock may be left in place. With shrinkage and long-hole mining these waste blocks would have to be mined, thereby lowering the mill head grade.

         An additional important advantage of cut-and-fill mining deals with the continuity of operations and speed of ore recovery. With shrinkage and long-hole mining methods, approximately 60% of the ore remains in the stope until it is completely drilled and blasted. In addition to the cash flow from individual stopes being delayed because the ore is not immediately hauled to the surface, several mining problems can result. Additional dilution following blasting can occur as loose rock on the walls of the stope may fall into broken ore. Ore may also become trapped within a particular stope as the walls converge because of the stresses of the overlying rock. With cut-and-fill mining, ore is removed from the stope through the ore pass and hauled to the shaft on a daily basis, thereby reducing the risk of these potential problems.

MINING

         The production capacity of the No. 2 shaft system is estimated to be 2,000 tons per day assuming 12 hours of hoisting per day. During 1999, the No. 1 shaft was withdrawn from service.

         Mucked ore is passed through a rock breaker then hoisted to the surface. All production and development ore is hoisted from the No. 2 production shaft to the surface. The equipment used in the mining operations is regularly maintained and is in good working order.

         The following table sets out production from the Joe Mann Mine for the past three years:

                                  JOE MANN MINE
                               PRODUCTION SUMMARY
                             Year ended December 31
                             ----------------------

                                      1999 (1)              1998          1997
                                      --------              ----          ----
Tons Milled                            267,000             299,000      266,000
Gold Grade (oz./ton)                     0.204               0.252        0.299
Copper Grade (%)                          0.22               0.243         0.28
Gold Produced (ounces)                  51,300              70,100       73,500
Copper Produced (000's lbs)              1,065               1,316        1,367
Cash Operating Costs (2) (US$             $292                $257         $264
per oz. of gold)


(1) Mining operations, other than ore recovery, were temporarily suspended in September, 1999. Milling ceased in November, 1999.

(2) Operating costs include all on-site mining, processing and administrative costs, net of copper and silver by-product credits.

         MILLING

         Ore from the Joe Mann Mine is transported approximately 40 miles by truck to the Corporation's Camchib Mill for processing. The Camchib Mill was commissioned in 1955 and is regularly maintained and is in good working order.

         During 1999, the gold recovery rate at the Camchib Mill which processed ore from the Joe Mann Mine was 94.2% and the copper recovery rate was 95.4% compared to 94.3% and 94.2% respectively in 1998. The mill process includes three separate circuits; a gravity circuit, a flotation circuit and a cyanide circuit. Original design capacity at the Camchib Mill was 3,500 tons per day as a flotation mill. The Camchib Mill was modified to include a cyanide circuit. Gold recovered from the gravity and cyanide circuits is formed into dore bars on site and is shipped to the Royal Canadian Mint for refining. The flotation circuit uses standard technology to produce a copper-gold concentrate. The copper-gold concentrate is shipped by rail to Noranda Inc.'s Horne Smelter in Rouyn/Noranda, Quebec for smelting and refining.

         EMPLOYEES

         At the Joe Mann Mine, 108 persons were employed as of December 31, 1999, compared to 228 persons as of December 31, 1998 of whom 77 mine workers were covered by a collective bargaining agreement with Le Syndicat des Travailleurs-euses de la Mine Meston (CSN), one mill worker was covered by a collective bargaining agreement with Les Metallurgistes Unis d'Amerique (the United Steelworkers of America) and one nurse was covered by a collective bargaining agreement with La Federation des Infirmiers et Infirmieres du Quebec
(FIIQ). With resumption of operations at the end of the first quarter of 2000, the level of employees during the remainder of 2000 is expected to return to usual levels. During 1999 and 1998, there were no material strikes or walkouts at the Joe Mann Mine.

         In September, 1996, the collective bargaining unit at the Joe Mann Mine, represented by CSN, approved a collective bargaining agreement covering a three year period with wage increases of 0.73% in the first year and 1.22% and in the second and third years. The new long-term mine plan continues the seven-day per week mining schedule, which was introduced in 1999, as compared to the previous five-day per week schedule and the elimination of the two-week summer shut down. In February 1999, CSN, the union representing the hourly mine workers, supported the implementation of the new work schedule and agreed to a two year extension to the current labour agreement. Also in February, 1999, a new three year contract was agreed to with Les Metallurgistes Unis d'Amerique (the United Steel Workers of America), the union representing the hourly mill workers, on the same terms regarding wages and gold price participation as were approved by the CSN. The collective agreement with FIIQ has comparable terms to the other two collective agreements. The agreements provide for an annual increase of $0.25 per hour for the mine and mill workers amounting to an annual cost of $120,000. In addition, a gold price participation formula has also been approved. For a gold price ranging between $525 and $625 per ounce, the employees would be entitled to a maximum of an additional $0.80 per hour. With the decision in September, 1999 to suspend development and mining operations, approximately 140 employees were laid off in accordance with the Quebec employment standards legislation and the provisions of the collective agreements. The recall of these employees started in November, 1999 once the Mine Plan was approved and development work commenced in preparation of the change of mining methods. The recall is expected to be complete by the end of the first quarter of 2000 and the resumption of mining operations.

         NET SMELTER ROYALTY

         In May, 1993, Meston sold a graduated net smelter return royalty to Repadre Capital Corporation, a subsidiary of Dundee Bancorp Inc., for $3 million cash. The royalty, based on production from the Joe Mann Mine, is 1.8% at gold prices up to $512 per ounce increasing to 3.6% at gold prices of $625 per ounce and greater. A 2% royalty is also payable on copper production in excess of 5 million pounds per year and silver production in excess of one million ounces per year. For the year ended December 31, 1999, $366,000 was paid to Repadre under this agreement compared to $548,000 paid for the year ended December 31, 1998.

THE SANTA GERTRUDIS MINE

         HISTORY

         The previous owner of the Santa Gertrudis Mine, Phelps Dodge Corporation, through its Mexican exploration subsidiary, began to explore the Santa Gertrudis district in 1984. The district was recognized to have potential for sediment-hosted gold in fine-grained chemiclastic rocks similar to the gold deposits of the Carlin trend in Nevada. A preliminary feasibility study was completed in 1987 and the final feasibility study completed in October 1988. In 1989, Compania Minera Santa Gertrudis was formed for the purpose of holding the concessions where deposits had been identified and for the eventual mining of the deposits. The decision to begin production was made in 1989 and facility construction started in May, 1990. See also page 2 for "History of Santa Gertrudis".

         The first shipment of gold precipitate from the initial 2,000 metric tonne of ore per day heap leach facility was made in June, 1991. The initial capital investment was US$28.4 million. In 1992, an expansion was completed increasing mine production to 3,000 metric tonnes of ore per day. This level of production continued until December, 1997 when mining operations ceased due to a lack of ore. Leaching of the ore pads continued through to December, 1998. Limited mining operations resumed in the fourth quarter of 1999.

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

         In September, 1995 the Santa Gertrudis Mine property was expanded by
28.2 square miles. Approximately half of the new property was acquired through staking with the other half acquired through option agreements that allow the Corporation to earn a 100% interest through staged payments aggregating a maximum of US$1,000,000 over a five year period. As work was carried out on the property, certain claims have been reduced or dropped and new claims acquired. During 1999, the neighbouring Roca Roja property, comprising nineteen claims covering an area of 4,500 hectares was acquired. The current property consists of 61 claims comprising 23,893 hectares or 92.2 square miles.

         The Corporation's subsidiary, Sotula holds both the exploration and exploitation concessions. To maintain these concessions, Sotula was required either to incur exploration or development work or to have production revenues in 1999 amounting to approximately US$1.4 million or US$52.00 per hectare. Exploration and development expenditures and production revenues for 1999 were considerably in excess of this requirement. The excess from 1999 and prior years can be carried-forward and should be sufficient to cover requirements for the foreseeable future on all of the strategic claims. Some claims may be dropped or reduced in size in the future if additional work fails to indicate potential for economic mineralization. However, prior years' work plus planned exploration expenditures exceed estimated work requirements for the foreseeable future on all claims. In addition, an aggregate of US$146,000 was paid for property taxes during 1999.

         The mine site includes a diesel power plant, four-bay maintenance shop, warehouse, modern office and telecommunications network, medical building, and recovery plant. As a cost cutting measure, mine site camp facilities were closed during 1999 and workers are now transported to and from the neighbouring town of Magdalena.

         GEOLOGY

         The gold deposits are generally located within a nine mile by two mile belt of sedimentary rocks that trends northwesterly along the southern range front of Cerro Azul. Mineralization occurs throughout the stratigraphic section; however, economically significant deposits are preferentially hosted by limey siltstone and carbonate rocks. The Santa Gertrudis deposits have strong geological similarities to the deposits in the Carlin trend in Nevada. Mineralized zones are usually completely oxidized and other Carlin features such as siliceous alteration, jasperoid zones, carbonaceous material and low angle thrusting are also present at Santa Gertrudis. Fifty gold deposits and occurrences, including the recent discoveries of El Toro Norte, Mirador and the Escondida Northwest Splay, have been identified in the District. Additional prospects are in the early stages of exploration.

         MINEABLE RESERVES

         The following table summarizes mineable reserves estimated by management on the basis of a gold price of US$300 per ounce:

                                           PROVEN MINEABLE RESERVES

                        December 31, 1999         December 31, 1998                    December 31, 1997
                                      Grade                      Grade                       Grade
                    Tonnes           g/tonne       Tonnes       g/tonne           Tonnes    g/tonnes
                    ------           -------       ------       -------           ------    --------
Proven            416,000             2.33           Nil          Nil               Nil        Nil

      Following cessation of mining activities in December, 1997, approximately 732,900 tonnes of proven and probable material grading approximately 1.69 grams per tonne remained. Due to lower gold prices and because the quantity of material in these areas of the property is insufficient to support costs, this material no longer met the definition of ore reserves and was reclassified as possible mineralized material. Exploration work is continuing in an effort to identify additional material which could lead to this material becoming economic and being again classified as ore reserves and would permit the level of operations to increase and production to continue beyond 2000.

      OPERATIONS

      Limited mining operations resumed in November, 1999. There can be no assurance that sufficient ore reserves will be discovered and developed or that gold prices will rise to a level, that will make it economic to continue limited mining operations or to increase production to historical levels.

      Until December, 1997, mining had been carried out on a continuous, round-the-clock basis with hydraulic shovels, front-end loaders, drills and a fleet of twelve 50-tonne and two 85-tonne haulage trucks. The average mining rate during 1997 was approximately 22,000 tonnes per day of which approximately 3,000 tonnes was ore representing a strip ratio of 6.3:1. Since November, 1999 and through 2000, limited mining is being carried out at a planned mining rate of 7,500 tonnes per day of which approximately 1,130 tonnes is ore representing an average strip ratio of 5.6:1.

      The ore is oxidized and processing utilises conventional heap leach technology. In general, approximately 70% of the ore is crushed to minus three inches before delivery to the leach pads and the remaining 30%, representing fines, is amenable to direct delivery to the leach pads. Sodium cyanide solutions are dripped over the ore piles on the leach pads and the gold-enriched solutions are collected in solution ponds. Extraction of the gold from the gold-enriched leach solutions is accomplished by pumping the solutions through a series of carbon columns. The gold is adsorbed onto the carbon that is subsequently transported to the plant for stripping using a hot caustic solution. Zinc dust is added to the gold-laden strip solution to facilitate precipitation of the gold. A filter system collects the gold-rich zinc precipitate which was then dried. The zinc precipitate containing 75 to 90% gold and approximately 5% silver is shipped to the United States for final refining.

      Subsequent to the acquisition of the Santa Gertrudis Mine in July, 1994, based on the ore placed on the leach pads and the gold recovered, a recovery rate of approximately 77% was experienced.

      The Phase IV leach pad, completed in mid 1997 to the east of the existing Phase I pad provides an additional 1.23 million tonne capacity.

      The following table sets out production from the Santa Gertrudis Mine for the past three years:
                                   SANTA GERTRUDIS MINE - PRODUCTION STATISTICS

                                              Year ended December 31

                                           1999                 1998               1997
                                           ----                 -----              ----
Tonnes ore mined                          98,000                  -              1,021,000
Gold Grade (g/tonne)                       2.24                   -                   1.71
Gold Recovery (%)                           n/a                   -                   69.5
Gold Produced (ounces)                    2,400                12,300               39,200
Cash Operating Costs                      $n/a(1)              $242(2)             $333(3)
(US$ per ounce of gold)

(1)      Limited mining operations resumed in November, 1999.

(2) 1998 cash operating costs include overhead costs associated with keeping the mine infrastructure in place while the exploration work continues.

(3) 1997 operating costs include all on-site mining, plant, administration and transportation costs.

      EXPLORATION

      Exploration expenditures for 1999 were $2.3 million compared to $2.3 million in 1998. During 1999, exploration efforts at Santa Gertrudis were focussed on evaluating the adjoining Roca Roja property acquired during the year. US$1,500,000 has been budgeted for exploration in 2000.

      In the second half of 1999, efforts were primarily focussed on the La Peque-Escondida Shear Zone. This Shear Zone is a primary exploration target situated approximately three kilometres north of the mine infrastructure. This east-west trending structure is 2.6 kilometres in length and has 10 distinct zones of mineralization many of which have been mapped and sampled and are the focus of advanced drilling. In addition to the El Toro Norte deposit mined in late 1999 and the Mirador deposits which contains 316,000 tonnes of ore grading
2.29 grams per tonne, a third deposit know as the Escondida Northwest Splay was discovered in 1999. Situated close to the mine infrastructure, it will be ready for production once necessary infill drilling has been completed. To date the Escondida Northwest Splay has been tested with 13 reverse circulation drill holes totalling approximately 1,130 metres and contains proven mineable reserves of 99,000 tonnes averaging 2.44 grams per tonne gold. The Mirador and Escondida Northwest Splay are included in the mineable reserves table under Ore Reserves on page 13.

      The Escondida West, Escondida Central and Escondida Northwest Zones are situated close to the Escondida Northwest Splay deposit. Each has significant potential to boost resources and potential reserves because of its proximity to that deposit. The Escondida Central Zone, located approximately 275 metres east of the Northwest Splay deposit, was the first zone drilled on the La Peque-Escondida structure. In 1999, a total of 16 holes were drilled with many reporting multi-gram values over widths of up to 21 metres. Some of the better intersections from the 1999 program were 3.631 grams per tonne gold over 21.0 metres, 1.834 grams per tonne gold over 13.5 metres. Recently, several trenches completed on the Central Zone in 1999 were deepened or extended to better expose the mineralization and check assay results. Many of the results were in fact better than previously reported leading to additional drilling of the zone. Two drill holes have since been completed with the first hole intersecting 17.786 grams per tonne gold over 5.98 metres, while a second hole intersected 3.26 grams per tonne gold over 14.15 metres or 3.95 grams per tonne gold over 11.0 metres.

      Once new resource calculations have been completed, it may be possible to mine this zone economically in conjunction with the Northwest Splay deposit. Exploration to further evaluate other zones of the Escondida portion of the La Peque-Escondida Structure is now underway. The nearby Escondida Northwest Zone is approximately 600 metres northeast of the deposit and the Escondida West Zone is found 50 metres southeast of the deposit.

      The Esco Zone, situated approximately 1.5 kilometres west of the Escondida Northwest Splay, consists of four structures, only one of which is currently being explored. The structure is defined by a series of old pits and shallow shafts which have yielded values of up to 1.166 grams per tonne gold and greater than 500 grams per tonne silver over 1.2 metres. The old workings suggest that the target may have a width of approximately 10 metres. The structure is associated with a 300 metre long gold soil geochemical anomaly with values in excess of 0.2 grams per tonne gold. The presence of the old workings and the extent of the sampling indicate the structure has a strike length of 80 metres; however, a channel sample that returned a value of 3.668 grams per tonne gold over 0.7 metres taken along strike suggest the potential strike length for the structure is in excess of 200 metres.

      Since many of the open pit deposits are related to fault or shear structures with geochemical anomalies, reconnaissance exploration has been focussed on these type of targets. Two target areas being explored are the Viviana Fault and the San Enrique geochemical anomaly.

      Additional exploration has been completed along the La Vivana Fault. This east-west trending structure extends from the Maracias Fault to the west and is approximately 3.8 kilometres long. The La Vivana Fault is a significant structure because it is thought to be the upper portion of the structure that hosted the past producing Amelia Mine on the Roca Roja property. As such it has excellent potential to host the upper portion of that deposit. Initial investigations have been focussed on a small portion of the fault in an area of previous workings. To date three reverse circulation drill holes totalling 444 metres have been completed to test the structure. One hole, drilled to test a surface sample from a strongly altered fault zone that yielded 3.924 grams per tonne gold, returned a value of 1.589 grams per tonne gold over 4.5 metres. Additional mapping and sampling will be completed to define additional drill targets.

      Ongoing regional exploration conducted in 1998 led to the discovery of the San Enrique anomaly, a large soil geochemical anomaly with great potential situated approximately seven kilometres south of the mine district. Further exploration on the anomaly has been delayed because of difficulties in concluding an agreement with the surface rights owner. As a result the Corporation filed an application for temporary occupation from the Government of Mexico. The Corporation has been advised that Temporary Occupation Resolution was granted on March 17, 1999. This Resolution entitles the Corporation to explore and exploit its claims, which underlie the property of the surface rights owner, for five years and requires an annual payment of approximately US$50,000. This amount was established by the Government of Mexico and is adjusted annually for inflation.

      Despite the granting of the Temporary Occupation Resolutions, and ongoing negotiations, the surface rights owner has continued to deny access to the area. The Corporation is continuing negotiations with the surface rights owner and the Mexican Federal and State Government authorities to allow the company access to the ground so that a comprehensive program can begin.

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

      EMPLOYEES

      In December, 1997, the Corporation concluded an agreement with the National Union of Miners, Metallurgists and Similar Workers of the Mexican Republic ("Union") pursuant to which mining operations were suspended and 143 employees covered by the collective bargaining agreement were terminated. With the resumption of limited mining operations, the Corporation has entered into renewable three month contracts with approximately 67 employees. On resumption of full scale mining activities, a new union contract will be negotiated. An additional 55 employees not covered by the collective agreement were also terminated. At December 31, 1999, there were 107 employees and contract workers of whom 67 were under three month renewable contracts and 18 were engaged in exploration activities.

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

      At the Cerro Quema Property, the Corporation's subsidiary, Minera Cerro Quema, S.A. held exploration concessions covering approximately 20,000 hectares which comprise the Cerro Quema Property. These exploration concessions were converted to three extraction concessions totalling 15,000 hectares in February, 1997. Pre-extraction activities, which must commence within one year of the date of the extraction concession, commenced in December, 1996. The mining law permits a reduction or cessation of activities if prevailing economic conditions hinder continuing activities. See "Mine Feasibility and Development" on page 18. Under Panamanian mining law, a 2% net smelter return royalty is payable on production. In addition, an annual surface tax of approximately US$1.00 per hectare is also payable.

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

      MINE FEASIBILITY AND DEVELOPMENT

      In November, 1996, a positive feasibility study was completed based on an assumed gold price of US$400 per ounce, and presented to the Board of Directors on the basis of which approval was given to proceed with pre-production development including road construction and preparation of construction tender documents. Following completion of some additional test work and receipt of required permitting and exploitation concessions, final approval for the project was given in February, 1997.

      In preparing the feasibility study, the Corporation carried out a detailed review of the data produced by a previous owner on the property and completed some confirmation drilling and test work. It is believed that approximately US$8.5 million was spent on the property prior to acquisition by the Corporation, including 17,000 metres of reverse circulation drilling and 4,500 metres of diamond drilling. In the feasibility study which was prepared on the basis of a gold price of US$400 per ounce, a probable mineable reserve of 8.8 million tonnes at a grade of 1.16 grams per tonne was estimated by the Corporation. Given current gold prices, this reserve is no longer economic and is now categorized as mineralized material.

      Based on a review of the metallurgy of the mineralized material and proposed mining plans and methods and on test work performed on representative samples taken from the property, the feasibility study assumes a stripping ratio of 0.64:1 and gold recoveries of 86% can be achieved in an open pit heap leach operation. The oxidized nature of the gold mineralization accounts for the favourable indicated recoveries.

      The feasibility study estimates the capital cost to develop an open pit heap leach mine capable of producing 50,000 ounces of gold annually at US$32.8 million which includes provisions for contingencies. The capital costs were to be funded from available cash and through debt financing, if necessary. Based on existing mineralization the feasibility study indicates an estimated minimum mine life of six years. At such time as production may commence, the Cerro Quema Mine is expected to have approximately 170 employees.

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

In December 1997, as a consequence of sustained lower gold prices, the Corporation decided to defer further development of Cerro Quema until the gold price reaches a level that will ensure economic viability of the project. The project has been placed on a care and maintenance basis during 1999 and for 2000.

      EXPLORATION POTENTIAL

      A large portion of the 75 square mile property has only been covered by reconnaissance exploration, usually including stream sediment sampling and rock sampling on exposed ridges. An exploration programme will be initiated when economics permit the project to proceed and once access and infrastructure are in place.

MINERAL EXPLORATION PROPERTIES

      The Corporation has interests in precious and base metal properties in the Chibougamau region of northwestern Quebec.

      CHIBOUGAMAU EXPLORATION PROPERTIES

      Meston owns extensive exploration properties in the Chibougamau area, including mining claims and several former producing mines. These former producing mines include the S-3, Lac Chib, Kokko Creek, Quebec Chibougamau and the Main Mine.

      In June, 1992, Meston entered into two agreements with the Societe quebecoise d'exploration miniere ("SOQUEM") under which SOQUEM could expend up to $7 million towards exploration programmes on the Meston and Chibougamau properties. During 1995, these agreements were amended to extend their term and increase the expenditures. In July, 1997, these agreements were further amended to provide that, SOQUEM can earn a 50% interest in the Meston property which comprises 148 claims and one mining concession (and excludes the Joe Mann Mine), in exchange for spending $1.6 million in the five year period ending June 1, 2002 and a 50% interest in the Chibougamau properties, which comprises 198 claims and three mining concessions, by spending $750,000 in the five year period ending June 1, 2002. During 1997, four claims located northwest of the Joe Mann Mine were added to the Meston property agreement, excluding the lateral and at depth extension of the Main Vein of the Joe Mann Mine protected by a 500 foot wide corridor north of the Main Vein. A separate third agreement was also entered into with SOQUEM covering four claims and one mining concession located northeast of the Joe Mann Mine, excluding the lateral and at depth extension of the Main Vein of the Joe Mann Mine protected by a 500 foot wide corridor north of the Main Vein, pursuant to which SOQUEM can earn a 3.5% net smelter return by expending $400,000 over the five year period ending June 1, 2002. Meston has the right to repurchase the net smelter return, if earned, for $600,000 on or before June 1, 2002 or $1,000,000 on or before June 1, 2007. Amounts expended under this agreement shall also be credited against the spending requirements under the Meston property agreement. As additional consideration for the 1997 amendments, SOQUEM agreed to fund $100,000 of underground drilling on a north zone of the Joe Mann Mine. This amount was credited to the $1.6 million of required expenditures on the Meston property

      Should SOQUEM not spend the amounts set out above, SOQUEM will earn no interest in the properties. Meston has retained the right of first refusal to treat any ore produced from these properties at its Camchib Mill. If either party fails to fund its pro rata share of expenditures once SOQUEM has earned its 50% interest, the defaulting party will have its interest diluted. If either party's interest is diluted to 15% or lower, such party's interest will automatically revert to a 3% net smelter return.

      From the inception of the programme in 1992 to December 31, 1997, SOQUEM had spent approximately $2,548,000 on the Meston property and $2,431,000 on the Chibougamau properties. To December 31, 1999, SOQUEM had incurred additional expenditures under the amendments of $196,000 on the Meston properties and $145,000 on the Chibougamau properties since the effective date of the 1997 amendments. The Corporation is not responsible for sharing expenditures with respect to the referenced properties.

      During 1999, SOQUEM carried out an induced potential survey and minor trenching on the Chibougamau properties. A diamond drilling programme is planned for 2000. On the Meston property, only claim renewal costs were incurred in 1999. Some surface exploration work is scheduled for 2000.

      CAMPBELL FINANCINGS

      In July, 1994, concurrent with the acquisition of Santa Gertrudis, the Corporation entered into an underwriting agreement with First Marathon Securities Limited pursuant to which the Corporation sold US$11,005,000 aggregate principal amount of 7 1/2% Convertible Subordinated Debentures (Unsecured) (the "7 1/2% Debentures"). The 7 1/2% Debentures will mature on July 21, 2004, the tenth anniversary of their date of issue. The 7 1/2% Debentures are convertible at the option of the holder into Common Shares at any time prior to maturity at a conversion price of US$0.50 per Common Share. The 7 1/2% Debentures are redeemable for cash at any time after the fifth anniversary of the date of issue and, at the Corporation's option, may be redeemed in Common Shares on the basis of one Common Share for each US$0.50 of 7 1/2% Debenture principal being redeemed. The right of the Corporation to redeem the 7 1/2% Debentures for cash or Common Shares is conditional on the average price of the Common Shares exceeding US$0.50 during a period of 20 consecutive days prior to notice of redemption. The Corporation may, at its option, repay the 7 1/2% Debentures at maturity by issuing Common Shares of the Corporation at the conversion price of US$0.50 per Common Share. To March 27, 2000, debenture holders had converted US$8,429,000 of debenture principal into 16,858,000 Common Shares. Debentures in the amount of US$2,576,000 remain outstanding as of March 27, 2000.

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

ENVIRONMENTAL MATTERS

      The Corporation believes that it and its subsidiaries are currently complying in all material respects with applicable environmental legislation. During 1995, proposed amendments to the Quebec Mining Act relating particularly to rehabilitation and restoration plans came into force. This legislation required that a rehabilitation and restoration plan be submitted for approval within one year of the legislation coming into force and that a financial guarantee be furnished with respect to such plan. The Corporation filed preliminary rehabilitation and restoration plans on March 9, 1996, and has filed additional information required thereunder within the extensions granted by Quebec mining authorities. Annual financial guarantees are required to be filed in connection with the rehabilitation and restoration plan within 15 days of approval of the plan. The plan for the Joe Mann Mine site was recently approved and the first financial guarantee in the amount of $22,050 was posted on March 3, 2000. The plan for the Camchib Mill site is pending approval. The appropriate method of re-mediating acid spots which have appeared on fifty hectares of previously re-vegetated tailings is currently being reviewed. Two alternate methods are being considered which involve costs ranging from $10,000 to $30,000 per hectare. The Corporation currently estimates that the maximum annual financial guarantees will range from $154,000 in the first year to $1,071,000 in the fourth year for an aggregate of $2,450,000. The Corporation currently accrues for the estimated site restoration costs at the Joe Mann Mine over the estimated life of the mine. The total cost of completing the work contemplated under the rehabilitation plans for both the Joe Mann Mine site and the Camchib Mill site is currently estimated at between $2,500,000 and $3,500,000. It is expected that this cost will be partially offset by the salvage value of plant and equipment. A significant portion of this work is to be completed over the life of the mine and as a consequence is not anticipated to have a material effect on the Corporation's financial condition.

      At the Santa Gertrudis Mine in Mexico, based on general regulatory guidelines, total reclamation costs are currently estimated at US$1,055,000 which has been accrued in the Corporation's books. This estimated cost will be more than exceeded by the salvage value of plant and equipment. Only limited reclamation will be carried out while the exploration programme and mining operations continue.

      On an ongoing basis, environmental compliance costs are not material at the Joe Mann Mine or the Santa Gertrudis operation.

      At the Cerro Quema Property in Panama, the feasibility study indicates that, should the project be built, rehabilitation costs of up to US$2,000,000 which will be covered by the salvage value of the plant and equipment. Three environmental studies were filed. A Preliminary Evaluation and an Environmental Reconnaissance study were filed by the previous owner and an Environmental Viability study was filed by the Corporation and was approved in December, 1996. Based on current legislation and the recent experience of other mining projects, the Corporation believes that environmental compliance can be achieved without material impact on the economics of the Project. See "Mine Feasibility Development" on page 18 for a discussion of stop work orders issued by Panamanian authorities in June, 1997 as a consequence of heavy rainfall and sedimentation problems.

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

      Gold prices are subject to volatile price movements over short periods of time and are affected by numerous factors, all of which are beyond the Corporation's control, including expectations for inflation, levels of interest rates, sales of gold by central banks, the demand for gold, global or regional political, economic and banking crises and production rates in major gold producing regions. The aggregate effect of these factors is impossible to predict with any degree of certainty. Although the Corporation does engage in some limited hedging from time to time to protect against a portion of the volatility (as described in Management's Discussion and Analysis and the notes to the consolidated financial statements included in Exhibit 13.1 of this report), a significant portion of the price movements in gold is not protected. The Company's hedging and other activities involving financial instruments may be subject to margin requirements. Although the Company has not been required to post margin to date, significant changes in the factors affecting the pricing of the financial instrument such as the price of gold, gold lending rates, option volatility and foreign exchange rates, could result in the amount of margin to be posted being material.

      The Corporation is primarily dependent on production from one operation, the Joe Mann Mine, as the source of its cash flow. The cash flows from the limited mining at the Santa Gertrudis Mine are expected to be fully utilized on exploration at that mine. At the Joe Mann Mine, the new mine plan is based on a gold price of US$300 per ounce and anticipates cash production costs of US$225 per ounce in 2000 decreasing to US$220 per ounce in 2001. The ability of the Corporation to achieve the cash costs is largely based on the successful adoption of cut-and-fill mining and expected improved ground conditions. While the Corporation has undertaken studies and engaged consultants to confirm the suitability and beneficial impact of cut-and-fill mining on the ground conditions, the actual results will not be known until mining resumes. Should gold prices decrease significantly or the cash cost be higher than projected, the ability of the mine to generate cash flow will be impaired.

      The figures for ore reserves presented herein are estimates and no assurance can be given that the anticipated tonnages and grades will be achieved or the indicated level of recovery realized. In addition, no assurance can be given that the gold price estimates on which the reserve calculations are based can be achieved. See "Mineable Reserves" on pages 7 and
13. As well, lead times required for underground stope and open pit preparation and development in mining operations can affect production decisions and schedules. Gold price fluctuations may render ore reserves containing relatively lower grades of gold mineralization uneconomic. Moreover, short-term operating factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of new or different ore grades, may cause the Corporation to be unprofitable in any particular accounting period.

      The Corporation carries insurance to protect against certain risks in such amounts as it considers adequate. Risks not insured against include political risk, environmental pollution, mine flooding, landslides or other natural hazards relating to climate or topography as well as other hazards which cannot be insured against or which the Corporation may elect not to insure against.

      The Cerro Quema Property is a low grade open pit heap leach project located in a region of steep topography which experiences seasonally heavy rainfall. While the rainfall has been taken into account in preparing the feasibility study, and the Corporation believes that its impact on the project can be managed, given the difficulties experienced during 1997 (see "Mine Feasibility and Development" on pages 18 and 19), there can be no assurance that excessive rainfall will not have an unforeseen negative impact on the construction schedule, operating conditions, recovery rates or environmental compliance. While the feasibility study for the Cerro Quema project was carefully prepared by experienced engineers and advisors, no assurance can be given that gold prices will improve to a level that the Cerro Quema Project can proceed or that it can be completed as contemplated in the feasibility study for the estimated costs or within the estimated time schedule. Also no assurance can be given that the intended production schedule or estimated operating costs can be achieved. While appropriate testing has been carried out by the Corporation and its independent mining experts, there can be no assurance that recovery rates achieved in small scale laboratory tests will be achieved under onsite conditions or in production scale leaching.

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

      The Corporation believes the present attitude of the Mexican government toward foreign investment and the mining industry is favourable. However, in view of upcoming elections and other economic factors, investors should consider the risks associated with projects in Mexico.

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

ITEM 3. LEGAL PROCEEDINGS

      During 1996, the Corporation's Mexican subsidiary received import duty assessments claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. The claim against the subsidiary's assets and the additional amount payable arose as a result of the subsidiary not presenting certain import documentation to tax authorities by a prescribed date in connection with their audit of imports of the claimed machinery and equipment during 1990 and 1991 when the mine was not owned by the Corporation. The Corporation, which has all of the required documentation, has not provided for these amounts in its financial statements on the basis of professional advice received indicating the basis for these assessments to be weak and accordingly appealed the assessments on March 5, 1997 before the Local Tax Legal Administration for Revenues in Nogales, Sonora. On May 26th, 1997, the Corporation was advised that it was successful in its appeal and that Mexican pesos 9,200,000 was not payable. While the local tax authority was requested by the federal tax authorities to issue a re-assessment which must take into account the basis of the appeal, on May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Corporation has been advised by its Mexican counsel that this assessment is improper as it completely ignores the earlier ruling. Accordingly the Corporation has filed a new appeal before the Federal Tax Court to nullify the assessment. No provision has been made in the financial statements for the amounts assessed on the basis of the earlier ruling and the legal advice received. The charge against certain pieces of machinery and equipment will be released when the final tax assessment is issued.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the Corporation's fiscal year covered by this report, no matters were submitted to the shareholders for approval through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET PRICE RANGES FOR COMMON SHARES

      Information relating to the market prices for the Common Shares appears on page 35 of the 1999 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report. On March 27, 2000 the closing price of the Common Shares on The Toronto Stock Exchange was $0.36 and on the New York Stock Exchange composite transactions was US $0.2344 as reported by the Globe and Mail.

At the annual meeting of shareholders scheduled to be held on May 19, 2000, shareholders will be asked to approve, by special resolution, a consolidation (reverse split) of the Corporation's common shares on the basis of 1 post-consolidation common share for every ten pre-consolidation common shares (or such lesser number as the directors in their discretion may determine).

SHAREHOLDERS

      As of March 27, 2000, Campbell had 12,594 common shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

      Information relating to this item appears under the caption "Five Year Comparative Summary of Selected Financial Data" on page 34 of the 1999 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      Information relating to this item appears on pages 17 through 20 of the 1999 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

         See notes to the consolidated financial statements and "Management's Discussion and Analysis" for additional information.

Gold Risk Disclosures

         The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for jewellery and certain industrial products, and sales by central banks, other holders of gold and gold producers.

         To reduce the impact of negative changes in the gold price the Company may attempt to fix the future price at which the Company's gold production is sold through the use of fixed forward sale contracts, spot deferred gold sale contracts or through the use of various derivative instruments such as puts and calls. Campbell's general policy is to hedge a maximum of 50% of its gold production for up to two years, dependent on market conditions and planned capital expenditure commitments. The following table provides information as of December 31, 1999 with respect to the Company's gold forward and option contracts:

                                                              Expected Year of Maturity                Fair Value
                                                              -------------------------                ----------
                                                                                                         ($000's)

                                       2000     2001     2002            2003     2004  Thereafter
                                      -----------------------------------------------------------

Forward sales contracts:                                                                                    $nil
  Ounces                               10,000
  Average price (US$ per o/z)          $290

Call options written (1)                                                                                $(1,750)
  Ounces                                        33,200   20,000
  Average price (US$ per o/z)                   $350     $350

(1) The calls are subject to floating gold lease rates against which an allowance of 1.50% is provided. The calls are also subject to margin calls should the mark-to-market liability exceed US$3.5 million.

Foreign Currency Risk Disclosures

         The Company's reporting currency is Canadian dollars. The sales price of gold (represents approximately 95% of total metal sales) and copper (represents approximately 5% of total metal sales) is denominated in United States dollars. The Company's Joe Mann Mine is in Canada and the Santa Gertrudis Mine operations are located in Mexico. The Company's future profitability is impacted by fluctuations in the United States dollar and Mexican Peso relative to the Canadian dollar. To reduce the impact of the fluctuations in the relative exchange rates on the Company's operations the Company may enter into fixed forward contracts to sell United States dollars and buy either Canadian dollars or Mexican Pesos. At December 31, 1999 the Company had no forward contracts to sell United States dollars.

Other Financial Instrument Risk Disclosures

         At December 31, 1999 the Company had US$2,492,000 of short-term deposits maturing in the first quarter of 2000 and US$2,576,000 of 7.5% convertible debentures outstanding that mature in 2004. As the Company's financial statements are recorded in Canadian dollars the amount of the liability recorded for the convertible debentures on the balance sheet will fluctuate with changes in the United States to Canadian dollar exchange rates. At December 31, 1999 the estimated fair value of the convertible debentures and short-term deposits was US$2,492,000 and US$1,924,000, respectively. Money market instruments are denominated in Canadian dollars and are invested in investment grade instruments. The fair value of the money market instruments approximates their carrying values as, at December 31, 1999, they have maturities of less than 60 days.

ITEM 8. FINANCIAL STATEMENTS AND QUALITATIVE DISCLOSURES ABOUT MARKET

      Information relating to this item appears on pages 21 through 33, and under the caption "Selected Quarterly Financial Data (unaudited)" on page 34, of the 1999 Annual Report to Shareholders which information is incorporated herein by reference and is filed as Exhibit 13.1 to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no disagreements on accounting and financial disclosure that require mention in this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information relating to the Directors of Campbell is set out in the Election of Directors section of the Proxy Circular in connection with the 2000 Annual and Special Meeting of Shareholders scheduled for May 19, 2000 which information is incorporated herein by reference and is filed as Exhibit 20.1 to this report.

EXECUTIVE OFFICERS OF REGISTRANT

      The executive officers of the Corporation, together with the offices of the Corporation held by them, their ages and their experience since January 1, 1994, is set out below:


                                                      Years in        Other Positions and
Name                        Office                    Office          Business Experience                          Age
----                        ------                    ------          -------------------                         -----
John O. Kachmar             President and               9             Certified Management                         63
                            Chief Executive                           Accountant.
                            Officer of the
                            Corporation
Lorna D.                    Vice President,             12             Lawyer.                                     48
MacGillivray                Secretary and
                            General Counsel
Paul J. Ireland             Vice President,              5             Chartered Accountant.                       42
                            Finance and
                            Chief Financial
                            Officer


      There are no family relationships existing among any of the executive officers, directors, or nominees for same of the Corporation.

      As a foreign private issuer pursuant to Rule 3a12-3 under the Securities Exchange Act of 1934 ("Exchange Act"), the registrant is not subject to Section 16 of the Exchange Act.


ITEM 11.  EXECUTIVE COMPENSATION

      Information required under this item is set out in the Proxy Circular in connection with the 2000 Annual and Special Meeting of Shareholders scheduled for May 19, 2000 which is incorporated herein by reference and is filed as
Exhibit 20.1 to this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

      Information required under this item not set out below is set out in the Proxy Circular, in connection with the 2000 Annual and Special Meeting of Shareholders scheduled for May 19, 2000 which is incorporated herein by reference and is filed as Exhibit 20.1 to this report.

      The following table lists the number of Common Shares beneficially owned by each executive officer listed in the table under the caption "Executive Compensation" in the Proxy Circular. The percentage ownership calculation for each owner has been made on the basis that there are outstanding 157,152,288 Common Shares.

      Name                   Number of Shares           % of Class
      ----                   ----------------           ----------

John O. Kachmar ........       190,000(1)              (less  than) 1%
Lorna D. MacGillivray ..        99,000(2)              (less  than) 1%
Paul J. Ireland ........        16,638(3)              (less  than) 1%

Three executive officers
as a group .............       305,638(4)              (less  than) 1%

(1) Excludes 1,350,000 Common Shares subject to option, of which 1,000,000 are currently exercisable or exercisable within the next 60 days.
(2) Excludes 400,000 Common Shares subject to option, of which 250,000 are currently exercisable or exercisable within the next 60 days.
(3) Excludes 375,000 Common Shares subject to option of which 225,000 are currently exercisable or exercisable within the next 60 days.
(4) Excludes 2,125,000 Common Shares subject to option of which 1,475,000 are currently exercisable or exercisable within the next 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      No reportable transactions or relationships involving the registrant and any of its directors or officers existed during the last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT:

      1.          Financial Statements

                  Auditors' Report

                  Consolidated Balance Sheets as at December 31, 1999 and 1998

                  Consolidated Statements of Operations
                  Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Retained Earnings (Deficit) - Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows -
                  Years Ended December 31, 1999, 1998 and 1997

                  Notes to the Consolidated Financial Statements

      2.          Financial Statement Schedules

                  All financial Statement Schedules filed as a part of this report are included in Item 8 of this report and reference is made thereto.

      3.          Exhibits

                  (A) refers to documentation previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.

                  (B) refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 1-8488) and incorporated herein by reference.

                  (C) refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 1-8488) and incorporated herein by reference.

                  (D) refers to documents previously filed as an exhibit to Campbell's Current Report on Form 8-K dated March 28, 1996 (Commission file number 1-8488) and incorporated herein by reference.

                  (E) refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1996 dated March 26, 1997 (Commission file number 1-8488) and incorporated herein by reference.

                  (F) refers to documents previously filed as an exhibit to Campbell's registration statement on Form S-8 (Registration No. 333-93063) and incorporated herein by reference.

                  Exhibits in parentheses are references to the Exhibit No. of the filing indicated.

3                 Articles of Incorporation and By-Laws

3.1               Restated Articles of Incorporation dated August 9, 1999
                  (Exhibit 4.(a))

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

                  Management Contracts and Compensatory Plans and Arrangements

10.1              The Corporation's Employee Incentive Plan as amended (F)
                  (Exhibit (99)

10.2 Amended Employment Agreement dated December 1, 1994 between the Corporation and John O. Kachmar (B) (Exhibit 10.2)

10.3 Amended Employment Agreement dated December 1, 1994 between the Corporation and Lorna D. MacGillivray (B) (Exhibit 10.3)

10.4 Amended Employment Agreement dated December 10, 1996 between the Corporation and Paul J. Ireland (E) (Exhibit 10.4)

10.5              Directors' Stock Option Plan (C) (Exhibit 10.8)

                  Material Contracts

10.6 Royalty Agreement with Repadre Capital Corporation made as of April 23, 1993. (C) (Exhibit 10.14)

10.7 Stock Purchase Agreement dated July 6, 1994 between the Corporation, Sotula Gold Corp., Sonoran Mining Corporation and Compania Minera Zapata S. de R.L. de C.V. relating to the purchase of Santa Gertrudis (B) (Exhibit 10.11)

10.8 Purchase and Sale Agreement dated March 4, 1996 between Cyprus Exploration and Development Corporation, Campbell Resources Inc. and Compania de Exploracion Mineral, S.A. (D) (Exhibit 1.1)

13.1 Certain Portions of the Annual Report to the Shareholders for the year ended December 31, 1999 contained on pages 17 to 35 inclusive. [Note: Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the filing of this Report on Form 10-K.]

20.1 Proxy Circular dated March 23, 2000 in connection with the 2000 Annual and Special Meeting of Shareholders scheduled to be held on May 19, 2000.

21.1              Significant subsidiaries.

23.1              Consent of KPMG LLP.

27.1              Financial Data Schedule


(b)     REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed in the fourth quarter of 1999.

(c)     EXHIBITS

                  Exhibits are listed under (a)3 above.


(d) FINANCIAL STATEMENTS SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE CORPORATION'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1999.

                  Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CAMPBELL RESOURCES INC.


Dated: March 27, 2000                     By:/s/JOHN O. KACHMAR
                                          ------------------------
                                          John O. Kachmar
                                          President and Chief Executive Officer

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


Signature                                                   Title                                    Date
---------                                                   -----                                    ----
 /s/ JOHN O. KACHMAR                                        Principal Executive Officer           March 27, 2000

John O. Kachmar, President and                              and Director
Chief Executive Officer
 /s/ PAUL J. IRELAND                                        Principal Financial and               March 27, 2000
-----------------------
Paul J. Ireland, Vice President,                            Principal Accounting
Finance and Chief Financial Officer                         Officer

 /s/ JAMES D. BEATTY                                                                              March 27, 2000
-----------------------
     James D. Beatty                                        Director

 /s/ GRAHAM G. CLOW                                                                               March 27,2000
-----------------------
     Graham G. Clow                                         Director

 /s/ ROD P. DOUGLAS                                                                               March 27, 2000
-----------------------
     Rod P. Douglas                                         Director

 /s/ JAMES C. McCARTNEY                                     Chairman of the Board of              March 27,2000
-----------------------
     James C. McCartney, Q.C.                               Directors and Director

 /s/ DONALD R. MURPHY                                                                             March 27, 2000
-----------------------
     Donald R. Murphy                                       Director

-----------------------
     Francis S. O'Kelly                                     Director

 /s/ G.E."KURT" PRALLE                                                                            March 27,2000
-----------------------
     G.E."Kurt" Pralle                                      Director

 /s/ JAMES D. RAYMOND                                                                             March 27, 2000
-----------------------
     James D. Raymond                                       Director


                           CAMPBELL RESOURCES INC.

                                1999 Form 10-K

                                EXHIBIT INDEX


13.1 Annual Report to the Shareholders for the year ended December 31, 1999 [Note: Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the filing of this Report on Form 10-K.]

20.1 Notice and Proxy Circular dated March 23, 2000 in connection with the 2000 Annual and Special Meeting of Shareholders scheduled to be held on May 19, 2000 and Form of Proxy

21.1     Significant subsidiaries

23.1     Consent of KPMG LLP

27.1     Financial Data Schedule