Form 10-Q
period 2000-03-31
CAMPBELL RESOURCES INC /NEW/
filed 2000-05-11
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

                                   (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended MARCH 31, 2000

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

                     Shares Outstanding as of March 31,2000,
                  157,220,282 Common Shares, without par value

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets (Unaudited) as at March 31, 2000 and

                  December 31, 1999...............................................................................3

                  Consolidated Statements of Operations (Unaudited) for the Three Months

                  Ended March 31, 2000 and 1999...................................................................4

                  Consolidated Statements of Deficit (Unaudited) for the Three Months Ended March
                  31, 2000 and 1999...............................................................................4

                  Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended

                  March 31, 2000 and 1999.........................................................................5

                  Notes to the Consolidated Financial Statements (Unaudited)  ....................................6

ITEM 2.           Management's Discussion and Analysis of Financial Condition

                  and Results of Operations .....................................................................11

PART II.          OTHER INFORMATION:

ITEM 1.           Legal Proceedings..............................................................................13

ITEM 2.           Changes in Securities..........................................................................13

ITEM 3.           Defaults Upon Senior Securities................................................................13

ITEM 4.           Submission of Matters to a Vote

                  of Security Holders............................................................................13

ITEM 5.           Other Information..............................................................................13

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................13

                  SIGNATURES.....................................................................................14

CAMPBELL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in thousands of Canadian dollars)

                                                           MARCH 31       December 31
                                                             2000            1999
                                                          ---------         ---------
ASSETS

CURRENT ASSETS

Cash and short-term deposits                              $  20,176         $  18,219
Money market instruments                                                        7,958
Receivables                                                   2,751             1,999
Inventories (note 3)                                          5,223             4,891
Prepaids                                                        498               460
                                                          ---------         ---------
    Total current assets                                     28,648            33,527
                                                          ---------         ---------

OTHER ASSETS                                                    186               194

FUTURE INCOME TAX ASSET                                       2,147

MINING INTERESTS                                            183,740           178,538
    less accumulated depreciation and amortization         (125,524)         (125,125)
                                                          ---------         ---------
                                                             58,216            53,413
                                                          ---------         ---------

    Total assets                                          $  89,197         $  87,134
                                                          =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                          $   2,380         $   1,104
Accrued liabilities                                           1,349             1,003
Future income tax liability                                   1,377
                                                          ---------         ---------
    Total current liabilities                                 5,106             2,107
                                                          ---------         ---------

ACCRUED RECLAMATION                                           2,185             2,169

CONVERTIBLE DEBENTURES (note 4)                               3,744             3,718

FUTURE INCOME AND MINING TAX LIABILITY                        1,802             1,716

OTHER LIABILITIES                                             1,672             1,751

SHAREHOLDERS' EQUITY

Capital stock (note 5)                                      125,358           125,339
Foreign currency translation adjustment                         701               593
Deficit                                                     (51,371)          (50,259)
                                                          ---------         ---------
    Total shareholders' equity                               74,688            75,673
                                                          ---------         ---------

    Total liabilities and shareholders' equity            $  89,197         $  87,134
                                                          =========         =========

Commitments and contingencies (note 7)

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of Canadian dollars except per share amounts)

                                                  2000             1999
                                                --------         --------
METAL SALES                                     $  1,256         $  6,601
                                                --------         --------

EXPENSES

  Mining                                           1,472            7,808
  General administration                             709              769
  Depreciation and amortization                      289            1,389
  Exploration                                        694              336
  Care and maintenance                               137              238
                                                --------         --------

                                                   3,301           10,540
                                                --------         --------

Loss from operations                              (2,045)          (3,939)
                                                --------         --------

Other income (expense)

  Other income                                       358              772
  Convertible debenture interest expense             (77)            (107)
                                                --------         --------

                                                     281              665
                                                --------         --------

Loss before taxes                                 (1,764)          (3,274)

Income and mining tax recovery (expense)             (32)             226
                                                --------         --------

NET LOSS                                        ($ 1,796)        ($ 3,048)
                                                ========         ========


LOSS PER SHARE                                  ($  0.01)        ($  0.02)
                                                ========         ========

CONSOLIDATED STATEMENTS OF DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of Canadian dollars)

                                              2000             1999
                                            --------         --------

Balance at beginning of period              ($50,259)        ($37,557)
Change in accounting policy (note 2)             684
Net loss                                      (1,796)          (3,048)
                                            --------         --------

Balance at end of period                    ($51,371)        ($40,605)
                                            ========         ========

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of Canadian dollars)

CASH PROVIDED BY (USED IN):

                                                             2000             1999
                                                           --------         --------
OPERATING ACTIVITIES

Net loss                                                   ($ 1,796)        ($ 3,048)
Items not involving cash
  Depreciation and amortization                                 289            1,389
  Future mining taxes recovery                                                  (354)
  Other                                                        (107)            (435)
                                                           --------         --------
                                                             (1,614)          (2,448)
Net change in non-cash operating working capital                500            2,192
                                                           --------         --------
                                                             (1,114)            (256)
                                                           --------         --------

FINANCING ACTIVITIES

Issues of capital stock                                          19
                                                           --------         --------

INVESTING ACTIVITIES

Expenditures on mining interests                             (5,003)            (945)
Money market instruments                                      8,000
                                                           --------         --------
                                                              2,997             (945)
                                                           --------         --------

Effect of exchange rate change on cash
    and short-term deposits                                      55               83
                                                           --------         --------

Increase (decrease) in cash and short-term deposits           1,957           (1,118)
Cash and short-term deposits at beginning of period          18,219           41,493
                                                           --------         --------

Cash and short-term deposits at end of period              $ 20,176         $ 40,375
                                                           ========         ========



CHANGES IN NON-CASH OPERATING WORKING CAPITAL

  Receivables                                              ($   752)        $    790
  Inventories and prepaids                                     (370)             398
  Accounts payable                                            1,276              403
  Accrued liabilities                                           346              601
                                                           --------         --------
                                                           $    500         $  2,192
                                                           ========         ========

CAMPBELL RESOURCES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2000 (Tabular amounts are expressed in thousands of Canadian dollars)


1--GENERAL

The Company is incorporated under the Canada Business Corporations Act and is engaged in the exploration, development, mining and processing of precious metals in Canada, Mexico and Panama.

These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period presented. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada and, except as described in note 8, conform in all material respects with accounting principles generally accepted in the United States.

The results of operations for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

2 -- CHANGE IN ACCOUNTING POLICY

The Company has changed its policy for accounting for income taxes by adopting, effective January 1, 2000, the Canadian Institute of Chartered Accountants Handbook Section 3465 "Income Taxes". The Company has adopted Section 3465 retroactively without restatement of prior period financial statements resulting in the deficit at January 1, 2000 being reduced by $684,000 million.

3 -- INVENTORIES

                               2000          1999
                              ------        ------
Materials and supplies        $4,333        $4,369

Work-in-process                  890           522
                              ------        ------

                              $5,223        $4,891
                              ======        ======

4 -- CONVERTIBLE DEBENTURES

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

During the three months ended March 31, 2000, debenture holders converted US$nil (1999 - US$400,000) of debenture principal into nil (1999 - 800,000) common shares of the Company resulting in a balance outstanding at March 31, 2000 of US$2,576,000 (December 31, 1999 - US$2,576,000).

5 -- CAPITAL STOCK

Changes in the issued and outstanding common shares for the three months are as follows (in thousands):

                                                        2000                           1999
                                               -----------------------         -----------------------
                                               Shares          Amount          Shares          Amount
                                               -------        --------         -------        --------
Common shares:
  Balance at beginning of period               157,152        $125,339         154,686        $123,632

Issued:
  Conversion of convertible debentures                                             800             588
  Employee Incentive Plan and
    Directors' Stock Option Plan                    68              19
                                               -------        --------         -------        --------

Balance at March 31                            157,220        $125,358         155,486        $124,220
                                               =======        ========         =======        ========

Loss per share has been calculated using the weighted average number of shares outstanding during the three months which was 157,164,000 (1999 - 155,486,000).

6-- STATEMENTS OF CASH FLOWS

Additional disclosures with respect to the Statements of Cash Flows are as follows:

                                    Three months ended March 31
                                       2000            1999
                                       ----            ----
         Cash taxes paid               $ 38            $113
         Cash interest paid            $               $  1

7 -- COMMITMENTS AND CONTINGENCIES


a) At March 31, 2000 the Company has sold forward 8,500 ounces of gold for delivery in 2000 under forward contracts at an average of US$290 per ounce, and has outstanding calls for 33,200 ounces of gold in 2001 and 20,000 ounces of gold in 2002 at US$350 per ounce subject to floating gold lease rates.

b) The Company's Joe Mann mine is subject to a graduated net smelter return royalty increasing from 1.8% up to a gold price of Canadian $512 per ounce to 3.6% at a gold price of Canadian $625 per ounce.

c) During 1996, the Company's Mexican subsidiary received import duty assessments following an audit claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. On May 26, 1997, the Company received notice that it was successful in its appeal against the assessments and that the Mexican pesos 9,200,000 was not payable. The charge against the assets will be released when the final tax assessment covering this matter is issued in favour of the Company by the tax authorities. On May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Company has been advised that this assessment is improper as it completely ignores the earlier ruling. Accordingly the Company has filed a new appeal before the Federal Tax Court to nullify the assessment. No provision has been made in the financial statements for the amounts assessed on the basis of the earlier ruling and the legal advice received.

d) During 1991, a subsidiary of the Company entered into a corporate restructuring and financing arrangement ("Arrangement") in which it issued to a group of Canadian financial institutions $38,000,000 of Guaranteed Subordinate Debentures and Notes ("Debentures") and $12,000,000 of Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares ("Preferred Shares"). The Debentures are unsecured, subordinate to all existing non-trade debt and future senior debt, bear interest at varying rates, are repayable upon maturity in 2007, and cannot be prepaid. The Preferred Shares are redeemable at any time at an amount of $240,000 per Preferred Share, rank equally and pari passu with the common shares for dividends when declared, and are retractable in 2007. In order to secure the performance of the Debentures and Preferred Shares the Company's subsidiary entered into an Interest Rate and Currency Exchange Swap Agreement ("Swap Agreement") with a major international bank. The Swap Agreement provides for the conversion of one floating rate interest basis to another and for differences in the timing of payments so as to match the interest payment requirements under the Debentures, repay the Debentures upon maturity and retract the Preferred Shares. All payments are denominated in Canadian dollars. The Company's subsidiary placed Canadian dollar deposits with the counter party to the Swap agreement which deposits have been charged to secure the performance under the Swap agreement. These deposits earn interest at Canadian Bankers Acceptance rates. The Swap Agreement was irrevocably assigned directly to the investors. Accordingly the bank is the primary obligor under the Arrangement.

e) The Company is from time to time involved in various claims, legal proceedings and reassessments for income, mining and other taxes, arising in the ordinary course of business. The Company's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect its employees, the general public and the environment and, to the best of its knowledge, believes its operations are in compliance with all applicable laws and regulations, in all material respects. The Company has made, and expects to make in the future, submissions and expenditures to comply with such laws and regulations. Where estimated reclamation and closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as new information becomes available.

8--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
    ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                                         Three months ended March 31
                                                          2000                1999
                                                         -------             -------
Net loss for period as reported                          $(1,796)            $(3,048)
Depreciation and amortization (a)                           (208)                513
Deferred income taxes (b)                                                       (118)
Foreign exchange contracts (d)                                                   438
                                                         -------             -------
Net loss for the year in accordance
with United States accounting principles                 $(2,004)            $(2,215)
                                                         -------             -------

Other comprehensive income (loss):
Foreign currency translation adjustments                     108                (167)
                                                         -------             -------
Comprehensive loss for the year in accordance
with United States accounting principles                 $(1,896)            $(2,382)
                                                         -------             -------

Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                               $ (0.01)           $  (0.01)
                                                         -------             -------

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

b) Deferred Income Taxes - Effective January 1, 2000 the Company adopted the liability method of accounting for income taxes in accordance with Canadian accounting principles (see note 2) which is now substantially consistent with accounting for income taxes in accordance with United States accounting principles. For Canadian accounting principles the Company did not restate prior period financial statements.

c) Contingent Liability - Under United States accounting principles the contingent liability disclosed in note 6(d) would be reflected in the balance sheet. Accordingly, for United States accounting principles total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

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

e) Balance Sheets - The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Company as at March 31, 2000 and December 31, 1999 would be to decrease mining interests by $22,685,000 (1999 - $22,477,000), increase long-term investments by $50,000,000
         (1999 - $50,000,000), increase long-term liabilities by $38,000,000
         (1999 - $38,000,000), increase future tax assets, non-current by $nil (1999 - $1,999,000), increase future taxes, current liabilities by $nil (1999 - $1,179,000), decrease future income and mining taxes, non-current liabilities by $1,032,000 (1999 - $896,000), increase preferred shares by $12,000,000 (1999 - $12,000,000) and reduce shareholders equity by $21,653,000 (1999 - $20,761,000).

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

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2000

(all dollars are Canadian unless noted otherwise)

FORWARD-LOOKING STATEMENTS

This report contains certain "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those "Risk Factors" set forth in the Company's current Annual Report on Form 10-K for the year ended December 31, 1999. Such factors include, but are not limited to: differences between estimated and actual ore reserves; changes to exploration, development and mining plans due to prudent reaction of management to ongoing exploration results, engineering and financial concerns; and fluctuations in the gold price which affect the profitability and ore reserves of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

OVERVIEW

During the first quarter of 2000 Campbell focused its efforts in three areas, completing the development at the Joe Mann Mine to enable mining to commence using cut-and-fill methods, continuing exploration at the Santa Gertrudis Mine and limited mining at the Santa Gertrudis Mine to partially fund the exploration effort. The cessation of mining under the previous mining methods at the Joe Mann Mine in late 1999 and the subsequent development make the results for the first quarter of 2000 not very comparable with those of 1999 when the Joe Mann Mine was in full production and the Santa Gertrudis Mine was largely on a care and maintenance basis.

During the first quarter of 2000 the Company recorded a loss of $1.8 million or $0.01 per share compared to a loss of $3 million or $0.02 per share in the comparable period of 1999. There was negative cash flow from operations before the change in operating working capital of $1.6 million in the quarter compared to negative cash flow of $2.4 in the first quarter of 1999.

Gold production in the three months, all from the Santa Gertrudis Mine, was 3,100 ounces at a cash cost of US$325 per ounce compared to 15,900 ounces at a cash cost of US$301 per ounce in the comparable period of 1999 of which 15,300 ounces was from the Joe Mann Mine and the balance from Santa Gertrudis. Gold production from the Santa Gertrudis Mine during the first quarter of 2000 was approximately 40% lower than forecast due to longer than anticipated leach cycles and possible grade control problems both of which are being addressed. Production from the Santa Gertrudis Mine for the year is currently forecast to be 30,000 ounces of gold at a cash cost of US$220 per ounce.

JOE MANN MINE DEVELOPMENT

Development at the Joe Mann Mine in preparation for cut-and-fill mining commenced in December, 1999 and continued through the first quarter of 2000. The hydraulic backfill plant was installed at the beginning of the quarter and has been successfully commissioned. The Company resumed milling on April 3, 2000 on a limited basis to begin processing the ore mined during the development period that had been stockpiled on surface. Commercial levels of production are expected to be achieved in May instead of April, as forecast earlier. Development costs in the first quarter were $5 million before any recovery for development ore. Campbell currently estimates that the Joe Mann Mine will produce approximately 60,000 ounces of gold in 2000 of which approximately 2,000 ounces will be during the development period and 58,000 thereafter at a cash cost of US$235 per ounce.

OTHER

Depreciation and amortization expense decreased to $0.3 million for the quarter and all relates to the Santa Gertrudis Mine compared to $1.4 million in 1999 that all related to the Joe Mann Mine.

Exploration expense increased to $0.7 million in the first quarter of 2000 compared to $0.3 million in the comparable period of 1999. Exploration expenditures in 1999 were lower as drilling originally scheduled for the first quarter of 1999 were deferred to the second quarter. The Company has budgeted US$1.5 million on exploration at Santa Gertrudis for 2000.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's cash and short-term deposits plus money market instruments decreased to $20.2 million compared to $26.2 million at December 31, 1999. Working capital also decreased to $23.5 million compared to $31.4 million at December 31, 1999. The decrease is attributable to the lack of cash flow resulting from the development at the Joe Mann Mine and the lower than expected gold production from the Santa Gertrudis Mine. Based on gold prices of US$285 per ounce, Campbell currently forecasts a return to positive cash flow commencing in the second half of 2000.

The Company's principal sources of liquidity are the future cash flows from the Joe Mann Mine and Santa Gertrudis Mine and the Company's working capital that amounted to $23.5 million at March 31, 2000. The Company is subject to the normal risks and uncertainties associated with mining, including fluctuations in gold prices, the relative U.S./ Mexican/ Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems.

PART II.

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

                             CAMPBELL RESOURCES INC.

                             "PAUL J. IRELAND"

                             Paul J. Ireland

                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and authorized signatory)

Toronto, Ontario
May 09, 2000

                             CAMPBELL RESOURCES INC.

                           FORM 10-Q - MARCH 31, 2000

                                  EXHIBIT INDEX



         27.1              Financial Data Schedule