Form 10-Q
period 2000-06-30
CAMPBELL RESOURCES INC /NEW/
filed 2000-08-11
CIK 718053

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

                       For the Quarter ended JUNE 30, 2000

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

Shares Outstanding as of June 30,2000, 15,728,638 Common Shares, without par value


================================================================================

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                                               Page
                                                                                                                               ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as at June 30, 2000 (unaudited) and December 31, 1999 ....................................  3

         Consolidated Statements of Operations (unaudited) for the Three Months and the Six Months Ended June 30, 2000 and
         1999 ..................................................................................................................  4

         Consolidated Statements of Deficit (unaudited) for the Six Months Ended June 30, 2000 and 1999.........................  4

         Consolidated Statements of Cash Flows (unaudited) for the Three Months and the Six Months Ended June 30, 2000 and
         1999...................................................................................................................  5

         Notes to the Consolidated Financial Statements (unaudited) ............................................................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................................................................  11

PART II. OTHER INFORMATION:

ITEM 1.  Legal Proceedings.....................................................................................................  14

ITEM 2.  Changes in Securities.................................................................................................. 14

ITEM 3.  Defaults Upon Senior Securities.......................................................................................  14

ITEM 4.  Submission of Matters to a Vote
         of Security Holders...................................................................................................  14

ITEM 5.  Other Information.....................................................................................................  14

ITEM 6.  Exhibits and Reports on Form 8-K......................................................................................  14


         SIGNATURES............................................................................................................  15

CAMPBELL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                                                       Unaudited
                                                                                        June 30        December 31
                                                                                          2000             1999
                                                                                  ----------------------------------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                                                             $  14,653        $  18,219
Money market instruments                                                                                      7,958
Receivables                                                                                  2,216            1,999
Inventories (note 3)                                                                         5,212            4,891
Prepaids                                                                                       799              460
                                                                                  ----------------------------------
    Total current assets                                                                    22,880           33,527
                                                                                  ----------------------------------

OTHER ASSETS                                                                                   179              194

FUTURE INCOME TAX ASSET                                                                      1,657

MINING INTERESTS                                                                           185,977          178,538
    less accumulated depreciation and amortization                                        (126,784)        (125,125)
                                                                                  ----------------------------------
                                                                                            59,193           53,413
                                                                                  ----------------------------------

    Total assets                                                                         $  83,909        $  87,134
                                                                                  ==================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                         $   2,871        $   1,104
Accrued liabilities                                                                            686            1,003
Future income tax liability                                                                    916
                                                                                  ----------------------------------
    Total current liabilities                                                                4,473            2,107
                                                                                  ----------------------------------

ACCRUED RECLAMATION                                                                          2,241            2,169

CONVERTIBLE DEBENTURES (note 4)                                                              3,811            3,718

FUTURE INCOME AND MINING TAX LIABILITY                                                       1,690            1,716

OTHER LIABILITIES                                                                            1,409            1,751

SHAREHOLDERS' EQUITY
Capital stock (note 5)                                                                     125,380          125,339
Foreign currency translation adjustment                                                        997              593
Deficit                                                                                    (56,092)         (50,259)
                                                                                  ----------------------------------
    Total shareholders' equity                                                              70,285           75,673
                                                                                  ----------------------------------

    Total liabilities and shareholders' equity                                           $  83,909        $  87,134
                                                                                  ==================================


Commitments and contingencies (note 7)

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Expressed in thousands of Canadian dollars except per share amounts)

                                                             Three months ended                Six months ended
                                                                  June 30                           June 30
                                                                  -------                           -------
                                                           2000             1999             2000             1999
                                                           ----             ----             ----             ----

METAL SALES                                               $3,547           $6,424           $4,803          $13,025
                                                 -------------------------------------------------------------------

EXPENSES
  Mining                                                   6,649            7,655            8,121           15,463
  General administration                                     650              694            1,359            1,463
  Depreciation and amortization                              917            1,373            1,206            2,762
  Exploration                                                385              573            1,079              909
  Care and maintenance                                        80              549              217              787
                                                 -------------------------------------------------------------------

                                                           8,681           10,844           11,982           21,384
                                                 -------------------------------------------------------------------

Loss from operations                                      (5,134)          (4,420)          (7,179)          (8,359)
                                                 -------------------------------------------------------------------

Other income (expense)
  Other income                                               442              584              800            1,356
  Convertible debenture interest expense                     (79)             (79)            (156)            (186)
                                                 -------------------------------------------------------------------

                                                             363              505              644            1,170
                                                 -------------------------------------------------------------------

Loss before taxes                                         (4,771)          (3,915)          (6,535)          (7,189)

Income and mining tax recovery (expense)                      50               (8)              18              218
                                                 -------------------------------------------------------------------

NET LOSS                                                 ($4,721)         ($3,923)         ($6,517)         ($6,971)
                                                 ===================================================================


LOSS PER SHARE (NOTE 5)                                   ($0.30)          ($0.25)          ($0.41)          ($0.44)
                                                 ===================================================================






CONSOLIDATED STATEMENTS OF DEFICIT (UNAUDITED)
(Expressed in thousands of Canadian dollars)


                                                                                           2000               1999
                                                                                           ----               ----
Balance at beginning of period                                                            ($50,259)        ($37,557)
Change in accounting policy (note 2)                                                           684
Net loss                                                                                    (6,517)          (6,971)
                                                                                  ----------------------------------

Balance at end of period                                                                  ($56,092)        ($44,528)
                                                                                  ==================================

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in thousands of Canadian dollars)

                                                                            Three months ended                Six months ended
                                                                                  June 30                         June 30
                                                                                  -------                         -------
CASH PROVIDED BY (USED IN):
                                                                           2000             1999             2000           1999
                                                                           ----             ----             ----           ----
OPERATING ACTIVITIES
Net loss                                                                  ($4,721)         ($3,923)         ($6,517)      ($6,971)
Items not involving cash
  Depreciation and amortization                                               917            1,373            1,206         2,762
  Future mining taxes recovery                                                (83)            (168)             (83)         (522)
  Other                                                                       (90)             (87)            (197)         (522)
                                                                 -----------------------------------------------------------------
                                                                           (3,977)          (2,805)          (5,591)       (5,253)
Net change in non-cash operating working capital                               73           (1,177)             573         1,015
                                                                 -----------------------------------------------------------------
                                                                           (3,904)          (3,982)          (5,018)       (4,238)
                                                                 -----------------------------------------------------------------

FINANCING ACTIVITIES
Issues of capital stock                                                        22               34               41            34
                                                                 -----------------------------------------------------------------

INVESTING ACTIVITIES
Expenditures on mining interests                                           (1,673)          (2,715)          (6,676)       (3,660)
Money market instruments                                                                                      8,000
                                                                 -----------------------------------------------------------------
                                                                           (1,673)          (2,715)           1,324        (3,660)
                                                                 -----------------------------------------------------------------

Effect of exchange rate change on cash
    and short-term deposits                                                    32             (288)              87          (205)
                                                                 -----------------------------------------------------------------

Decrease in cash and short-term deposits                                   (5,523)          (6,951)          (3,566)       (8,069)
Cash and short-term deposits at beginning of period                        20,176           40,375           18,219        41,493
                                                                 -----------------------------------------------------------------

Cash and short-term deposits at end of period                             $14,653          $33,424          $14,653       $33,424
                                                                 =================================================================




CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Receivables                                                                $535            ($200)           ($217)         $590
  Inventories and prepaids                                                   (290)             182             (660)          580
  Accounts payable                                                            491             (146)           1,767           257
  Accrued liabilities                                                        (663)          (1,013)            (317)         (412)
                                                                 -----------------------------------------------------------------
                                                                              $73          ($1,177)            $573        $1,015
                                                                 =================================================================

CAMPBELL RESOURCES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000
(Tabular amounts are expressed in thousands of Canadian dollars)


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

2 -- CHANGE IN ACCOUNTING POLICY

The Company has changed its policy for accounting for income taxes by adopting, effective January 1, 2000, the Canadian Institute of Chartered Accountants Handbook Section 3465 "Income Taxes". The Company has adopted Section 3465 retroactively without restatement of prior period financial statements resulting in the deficit at January 1, 2000 being reduced by $684,000.

3 -- INVENTORIES

                                      2000                 1999
                                     ------               ------
Materials and supplies               $4,415               $4,369

Work-in-process                         797                  522
                                     ------               ------
                                     $5,212               $4,891
                                     ======               ======

4 -- CONVERTIBLE DEBENTURES

In July 1994, the Company issued US$11,005,000 of 7.5% Convertible Subordinated Debentures. The debentures are unsecured, bear interest at 7.5% payable in arrears on June 1 and December 1 each year and mature on July 21, 2004. The debentures are convertible at the option of the holder into common shares of the Company at any time prior to maturity at a conversion of US$5.00 per common share (adjusted for the share consolidation - see note 5). The debentures are redeemable for cash at any time after the fifth anniversary of the date of issue or, at the Company's option, may be redeemed in common shares on the basis of one common share for each US$5.00 of debenture principal being redeemed. The right of the Company to redeem the debentures for cash or common shares is conditional on the average price of the common shares exceeding US$5.00 during a period of 20 consecutive days prior to notice of redemption. The Company may, at its option, repay the debenture at maturity by issuing common shares of the Company at the conversion price of US$5.00 per common share.

During the six months ended June 30, 2000, debenture holders converted US$nil (1999 - US$1,067,000) of debenture principal into nil (1999 - 213,400) common shares of the Company resulting in a balance outstanding at June 30, 2000 of US$2,576,000 (December 31, 1999 - US$2,576,000).

5 -- CAPITAL STOCK

In each period presented the common shares issued have been adjusted to reflect the one-for-ten share consolidation approved by the shareholders at the Annual General Meeting on May 19, 2000. Changes in the issued and outstanding common shares for the six months are as follows (in thousands):

                                                                 2000                                       1999
                                                                 ----                                       ----
                                                     Shares                 Amount                Shares               Amount
                                                     ------                 ------                ------               ------
 Common shares:
 Balance at beginning of period                      15,715               $125,339               15,469               $123,632
Issued:

  Conversion of convertible debentures                                                              213                  1,570
  Employee Incentive Plan and
    Directors' Stock Option Plan                         14                     41                    8                     34
                                                     ------               --------               ------               --------

Balance at June 30                                   15,729               $125,380               15,690               $125,236
                                                     ======               ========               ======               ========


Loss per share has been calculated using the weighted average number of shares outstanding during the six months which was 15,717,000 (1999 - 15,684,000) and during the three months which was 15,720,000 (1998 - 15,686,000).

6-- STATEMENTS OF CASH FLOWS

Additional disclosures with respect to the Statements of Cash Flows are as follows:


                                                         Three months ended June 30    Six months ended June 30
                                                         --------------------------    ------------------------
                                                                 2000      1999            2000      1999
         Cash taxes paid                                       $     6   $  168            $  44    $ 281
         Cash interest paid                                    $   145   $  147            $ 145    $ 148

7 -- COMMITMENTS AND CONTINGENCIES

a) At June 30, 2000 the Company has sold forward 18,250 ounces of gold for delivery in 2000 under forward contracts at an average of US$290 per ounce, and has outstanding calls for 33,200 ounces of gold in 2001 and 20,000 ounces of gold in 2002 at US$350 per ounce subject to floating gold lease rates.

b) The Company's Joe Mann mine is subject to a graduated net smelter return royalty increasing from 1.8% up to a gold price of Canadian $512 per ounce to 3.6% at a gold price of Canadian $625 per ounce.

c) During 1996, the Company's Mexican subsidiary received import duty assessments following an audit claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. On May 26, 1997, the Company received notice that it was successful in its appeal against the assessments and that the Mexican pesos 9,200,000 was not payable. The charge against the assets will be released when the final tax assessment covering this matter is issued in favour of the Company by the tax authorities. On May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Company was advised that this assessment was improper as it completely ignored the earlier ruling. Accordingly the Company filed a new appeal before the Federal Tax Court to nullify the assessment. The appeal is still awaiting consideration by the Tax Court. No provision has been made in the financial statements for the amounts assessed on the basis of the earlier ruling and the legal advice received.

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

8--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
    ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                                 Three months ended June 30   Six months ended June 30
                                                 --------------------------   ------------------------
                                                     2000         1999           2000          1999
                                                   -------       -------       -------       -------
Net loss for period as reported                    $(4,721)      $(3,923)      $(6,517)      $(6,971)
Depreciation and amortization (a)                     (837)          526        (1,045)        1,039
Deferred income taxes (b)                                            (62)                       (180)
Foreign exchange contracts (d)                                       390                         828
Net loss for the year in accordance                -------       -------       -------       -------

with United States accounting principles           $(5,558)      $(3,069)      $(7,562)      $(5,284)
                                                   -------       -------       -------       -------

Other comprehensive income (loss):
Foreign currency translation adjustments               296          (314)          404          (481)
                                                   -------       -------       -------       -------
Comprehensive loss for the year in accordance
with United States accounting principles           $(5,262)      $(3,383)      $(7,158)      $(5,765)
                                                   -------       -------       -------       -------

Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                         $ (0.35)      $ (0.20)      $ (0.48)      $ (0.34)
                                                   -------       -------       -------       -------

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

c) Contingent Liability - Under United States accounting principles the contingent liability disclosed in note 7(d) would be reflected in the balance sheet. Accordingly, for United States accounting principles total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

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

e) Balance Sheets - The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Company as at June 30, 2000 and December 31, 1999 would be to decrease mining interests by $23,522,000 (1999 - $22,477,000), increase long-term investments by $50,000,000
         (1999 - $50,000,000), increase long-term liabilities by $38,000,000
         (1999 - $38,000,000), increase future tax assets, non-current by $nil (1999 - $1,999,000), increase future taxes, current liabilities by $nil (1999 - $1,179,000), decrease future income and mining taxes, non-current liabilities by $1,032,000 (1999 - $896,000), increase preferred shares by $12,000,000 (1999 - $12,000,000) and reduce shareholders equity by $22,490,000 (1999 - $20,761,000).

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

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2000

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

OVERVIEW

The Company recorded a loss of $6.5 million or $0.41 per share in the six months and a loss of $4.7 million or $0.30 per share in the three months ended June 30, 2000. This compares to a loss of $7 million or $0.44 per share and a loss of $3.9 million or $0.25 per share in the comparable periods of 1999. The loss per share amounts for 1999 have been restated to take account of the consolidation of the Company's shares on a one-for-ten basis in May, 2000. There was negative cash flow from operations before the change in non-cash operating working capital of $5.6 million in the six months ended June 30, 2000 compared to negative cash flow of $5.3 million in the comparable period of 1999.

The results for the first six months of 2000 reflect the ongoing development and start-up of operations at the Company's Joe Mann Mine in Chibougamau, Quebec and are not readily comparable to the same period of 1999. All pre-production costs less any revenues relating to the Joe Mann Mine were capitalized to the end of April, 2000 and costs were expensed thereafter.

Gold production was lower than earlier forecast primarily as a result of a number of start-up issues that have put production at the Joe Mann Mine behind schedule. Mine management and independent consultants are reviewing these issues to determine how best to achieve the forecast production rates.

During the first six months of 2000, Campbell produced a total of 13,300 ounces of gold of which 8,100 ounces was produced from the Joe Mann Mine and 5,200 ounces from the Santa Gertrudis Mine in Sonora, Mexico. In the comparable period of 1999, Campbell produced 31,900 ounces of gold of which 31,100 ounces were from the Joe Mann Mine and 800 ounces from the Santa Gertrudis Mine. The average gold price recognized in the six months ended June 30, 2000 was US$282 per ounce compared to US$277 per ounce in the comparable period of 1999.

JOE MANN MINE

Following completion of the development necessary to begin mining using cut-and-fill mining methods, milling commenced in early April 2000, initially of development ore. The poor ground conditions that were the reason for changing mining methods have stabilized considerably under the new approach. In addition, the operation of the hydraulic backfill plant is exceeding expectations. Unfortunately production levels are falling behind schedule as a result of a number of factors. The conversion of certain work areas that had started to be mined under the previous method took much longer than anticipated and at a higher cost. In addition, the required productivity levels have not yet been achieved in all work areas or on a consistent basis. These factors have resulted in lower tons being mined and milled. To date the grade of the ore milled has been considerably lower than the ore definition drilling would indicate. Mine management and external consultants are reviewing these start-up problems to determine how best to achieve the expected production levels.

The third quarter will be critical for the Joe Mann Mine as the impact of the remedial measures and operating changes being implemented on production levels are closely evaluated. Should the gold price remain in the US$270 range and the measures undertaken not prove successful, mining operations may have to be temporarily suspended pending higher gold prices.

In the three months ended June 30, 2000, the Joe Mann Mine milled 49,400 tons of ore at a grade of 0.179 ounces per ton compared to 76,235 tons of ore at a grade of 0.223 ounces per ton in the three months to June 30, 1999. The mill recovery rate was 93.5% in 2000 compared to 94.2% in the second quarter of 1999. The impact of the slow start-up has been to increase the cash cost per ounce of gold to US$503 per ounce from US$314 per ounce in 1999.

SANTA GERTRUDIS MINE

During the six months the Santa Gertrudis Mine mined 198,200 tonnes of ore at a grade of 1.49 g/t and a strip ratio of 8.9 to one. The mine was effectively on a care and maintenance basis in the comparable period of 1999. Gold production was 2,100 ounces in the quarter and 5,200 ounces in the six months ended June 30, 2000. Gold production is approximately 35% lower than initially forecast due to lower gold recovery rates from the heaps on the leach pads. As a result of the lower production levels the cash cost per ounce for the year to date was US$445 per ounce. Mining has now moved to another pit and gold production levels have been increasing. Gold production for the year is now forecast to be 23,000 ounces at a projected cash operating cost of US$255 per ounce.

Exploration expense of $1.2 million in the six months all relates to expenditures on the Santa Gertrudis property and the Roca Roja claims that were acquired in 1999. Exploration expense in the same period of 1999 was $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The start-up delays in achieving targeted production levels at the Joe Mann Mine and the lower than expected gold production from the Santa Gertrudis Mine have both contributed to the decrease in cash and short-term deposits to $14.7 million at June 30, 2000 compared to $26.2 million (including money market instruments) at December 31, 1999. Working capital also decreased to $18.4 million from $31.4 million at December 31, 1999.

Capital expenditures in the three and six month periods ended June 30, 2000 amounted to $1.7 million (1999 -

$2.7 million) and $6.7 million (1999 - $3.7 million), respectively and relate to the development at the Joe Mann Mine for all periods presented.

As discussed above, Campbell is reviewing with external consultants the problems and possible remedies to the slower than expected start-up performance at the Joe Mann Mine. Increased production from the Santa Gertrudis Mine in the second half of 2000 should also help. In addition, the Company has hedged 18,250 ounces of gold for the balance of 2000 at a gold price of US$290 per ounce. This will remove price uncertainty on a portion of the future gold production in the current poor gold price environment.

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities

         Following shareholder approval at the Annual and Special Meeting of Shareholders, held on May 19, 2000, Campbell Resources Inc. filed Articles of Amendment effecting a one-for-ten share consolidation.

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual and Special Meeting of Shareholders held on May 19, 2000, the shareholders voted on election of a slate of nine directors comprised of Messrs. Beatty, Clow, Douglas, Kachmar, McCartney, Murphy, O=Kelly, Pralle, and Raymond. 116,464,532 votes were cast in favour of election of the slate with 2,582,212 withheld.

         At this meeting, the shareholders also voted on the re-appointment of KPMG LLP as auditors for the coming year and authorizing the directors to fix remuneration. 117,176,984 votes were cast in favour of this item and 2,475,514 votes were withheld.

         Shareholders also approved by special resolution that the Articles of the Corporation be amended to consolidate all of the issued and outstanding Common Shares of the Corporation on the basis of one(1) new post-consolidation Common Share for every ten (10) pre-consolidation Common Shares. 113,973,684 votes were cast in favour, 5,918,788 votes were cast against and 719,106 votes were withheld.

ITEM 5.  Other  Information

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) 27.1 Financial Data Schedule.

         (b Form 8-K was filed on May 24, 2000.

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

Toronto, Ontario
August 11, 2000

                             CAMPBELL RESOURCES INC.
                            FORM 10-Q - JUNE 30, 2000

                                  EXHIBIT INDEX



   27.1              Financial Data Schedule