Form 10-Q
period 2000-09-30
CAMPBELL RESOURCES INC /NEW/
filed 2000-11-13
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended SEPTEMBER 30, 2000

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

Shares Outstanding as of September 30,2000, 15,762,270 Common Shares, without par value

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                               Page
                                                                                                               ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as at September 30, 2000 (Unaudited) and December 31, 1999 .........       3

         Consolidated Statements of Operations (Unaudited) for the Three Months and the Nine Months
         Ended September 30, 2000........................................................................       4

         Consolidated Statements of Deficit (Unaudited) for the Nine Months Ended September 30, 2000.....       4

         Consolidated Statements of Cash Flows (Unaudited) for the Three Months and the Nine Months
         Ended September 30, 2000........................................................................       5

         Notes to the Consolidated Financial Statements (Unaudited) .....................................       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................................................       11

PART II. OTHER INFORMATION:

ITEM 1.  Legal Proceedings...............................................................................       14

ITEM 2.  Changes in Securities...........................................................................       14

ITEM 3.  Defaults Upon Senior Securities.................................................................       14

ITEM 4.  Submission of Matters to a Vote
         of Security Holders.............................................................................       14

ITEM 5.  Other Information...............................................................................       14

ITEM 6.  Exhibits and Reports on Form 8-K................................................................       14

         SIGNATURES......................................................................................       15

CAMPBELL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                         Unaudited
                                                        September 30   December 31
                                                            2000          1999
                                                        --------------------------
ASSETS

CURRENT ASSETS
Cash and short-term deposits                            $   9,979       $  18,219
Money market instruments                                                    7,958
Receivables                                                 3,013           1,999
Inventories (note 3)                                        4,749           4,891
Prepaids                                                      417             460
                                                        ---------       ---------
    Total current assets                                   18,158          33,527
                                                        ---------       ---------

OTHER ASSETS                                                  132             194

FUTURE INCOME TAX ASSET                                     1,600

MINING INTERESTS                                          186,596         178,538
    less accumulated depreciation and amortization       (129,139)       (125,125)
                                                        ---------       ---------
                                                           57,457          53,413
                                                        ---------       ---------

    Total assets                                        $  77,347       $  87,134
                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                        $   2,638       $   1,104
Accrued liabilities                                         1,261           1,003
Future income tax liability                                   888
                                                        ---------       ---------
    Total current liabilities                               4,787           2,107
                                                        ---------       ---------

ACCRUED RECLAMATION                                         2,306           2,169

CONVERTIBLE DEBENTURES (note 4)                             3,882           3,718

FUTURE INCOME AND MINING TAX LIABILITY                      1,492           1,716

OTHER LIABILITIES                                             949           1,751

SHAREHOLDERS' EQUITY
Capital stock (note 5)                                    125,347         125,339
Foreign currency translation adjustment                     1,320             593
Deficit                                                   (62,736)        (50,259)
                                                        ---------       ---------
    Total shareholders' equity                             63,931          75,673
                                                        ---------       ---------
    Total liabilities and shareholders' equity          $  77,347       $  87,134
                                                        =========       =========


Commitments and contingencies (note 7)

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in thousands of Canadian dollars except per share amounts)

                                                 Three months ended            Nine months ended
                                                 ------------------            -----------------
                                                     September 30                 September 30
                                                     ------------                 ------------
                                                  2000           1999           2000           1999
                                                  ----           ----           ----           ----
METAL SALES                                   $  5,947       $  5,699       $ 10,750       $ 18,724
                                              --------       --------       --------       --------

EXPENSES
  Mining                                         9,651          6,078         17,772         21,541
  General administration                           745            762          2,104          2,225
  Depreciation and amortization                  2,245          1,191          3,451          3,953
  Exploration                                      633            759          1,712          1,668
  Care and maintenance                              71            540            288          1,327
                                              --------       --------       --------       --------
                                                13,345          9,330         25,327         30,714
                                              --------       --------       --------       --------

Loss from operations                            (7,398)        (3,631)       (14,577)       (11,990)
                                              --------       --------       --------       --------

Other income (expense)
  Other income                                     698         (2,000)         1,498           (644)
  Convertible debenture interest expense           (80)           (85)          (236)          (271)
                                              --------       --------       --------       --------

                                                   618         (2,085)         1,262           (915)
                                              --------       --------       --------       --------

Loss before taxes                               (6,780)        (5,716)       (13,315)       (12,905)

Income and mining tax recovery                     136             39            154            257
                                              --------       --------       --------       --------
NET LOSS                                      ($ 6,644)      ($ 5,677)      ($13,161)      ($12,648)
                                              ========       ========       ========       ========
LOSS PER SHARE (note 5)                       ($  0.42)      ($  0.36)      ($  0.84)      ($  0.81)
                                              ========       ========       ========       ========

CONSOLIDATED STATEMENTS OF DEFICIT (UNAUDITED)
(Expressed in thousands of Canadian dollars)

                                            2000           1999
                                            ----           ----
Balance at beginning of period            ($50,259)      ($37,557)
Change in accounting policy (note 2)           684
Net loss                                   (13,161)       (12,648)
                                          --------       --------
Balance at end of period                  ($62,736)      ($50,205)
                                          ========       ========

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in thousands of Canadian dollars)

                                                            Three months ended            Nine months ended
                                                            ------------------            -----------------
                                                               September 30                  September 30
                                                               ------------                  ------------
CASH PROVIDED BY (USED IN):
                                                             2000           1999           2000           1999
                                                             ----           ----           ----           ----
OPERATING ACTIVITIES
Net loss                                                 ($ 6,644)      ($ 5,677)      ($13,161)      ($12,648)
Items not involving cash
  Depreciation and amortization                             2,245          1,191          3,451          3,953
  Future mining taxes recovery                               (170)          (216)          (253)          (738)
  Other                                                      (288)         2,425           (485)         1,903
                                                         --------       --------       --------       --------
                                                           (4,857)        (2,277)       (10,448)        (7,530)
Net change in non-cash operating working capital              390           (968)           963             47
                                                         --------       --------       --------       --------
                                                           (4,467)        (3,245)        (9,485)        (7,483)
                                                         --------       --------       --------       --------

FINANCING ACTIVITIES
Issues of capital stock                                        28             25             69             59
Other                                                         (61)                          (61)
                                                         --------       --------       --------       --------
                                                              (33)            25              8             59
                                                         --------       --------       --------       --------

INVESTING ACTIVITIES
Expenditures on mining interests                             (259)          (474)        (6,935)        (4,134)
Money market instruments                                                  (7,858)         8,000         (7,858)
                                                         --------       --------       --------       --------
                                                             (259)        (8,332)         1,065        (11,992)
                                                         --------       --------       --------       --------
Effect of exchange rate change on cash
    and short-term deposits                                    85            (31)           172           (236)
                                                         --------       --------       --------       --------

Decrease in cash and short-term deposits                   (4,674)       (11,583)        (8,240)       (19,652)
Cash and short-term deposits at beginning of period        14,653         33,424         18,219         41,493
                                                         --------       --------       --------       --------
Cash and short-term deposits at end of period            $  9,979       $ 21,841       $  9,979       $ 21,841
                                                         ========       ========       ========       ========

CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Receivables                                            ($   797)      $     93       ($ 1,014)      $    683
  Inventories and prepaids                                    845              1            185            581
  Accounts payable                                           (233)          (941)         1,534           (684)
  Accrued liabilities                                         575           (121)           258           (533)
                                                         --------       --------       --------       --------
                                                         $    390       ($   968)      $    963       $     47
                                                         ========       ========       ========       ========

CAMPBELL RESOURCES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000
(Tabular amounts are expressed in thousands of Canadian dollars)


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

Campbell will perform a review of the carrying value of its mining properties during the fourth quarter. This review will take account of the gold price environment, the operating status of the Joe Mann Mine, the results of the update of the ore reserves and long-term plan at the Joe Mann Mine, the success of the Company's exploration efforts at the Santa Gertrudis Mine, and the future prospects for the Cerro Quema project in Panama. Any material downward revisions to gold price assumptions, gold production, increases in costs, lack of success in exploration or future prospects will likely results in a writedown of a significant portion of the carrying value of Mining Interests.

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

3 -- INVENTORIES

                              2000        1999
                              ----        ----
Materials and supplies      $4,310      $4,369
Work-in-process                439         522
                           -------      ------
                            $4,749      $4,891
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

During the nine months ended September 30, 2000, debenture holders converted US$nil (1999 - US$1,117,000) of debenture principal into nil (1999 - 223,400) common shares of the Company resulting in a balance outstanding at September 30, 2000 of US$2,576,000 (December 31, 1999 - US$2,576,000).

5 -- CAPITAL STOCK

In each period presented the common shares issued have been adjusted to reflect the one-for-ten share consolidation approved by the shareholders at the Annual General Meeting on May 19, 2000. Changes in the issued and outstanding common shares for the nine months are as follows (in thousands):

                                                       2000                       1999
                                                       ----                       ----
                                              Shares         Amount        Shares        Amount
                                              ------         ------        ------        ------
Common shares:
 Balance at beginning of period
                                               15,715       $125,339        15,469      $123,632
Issued:
  Conversion of convertible debentures                                         223         1,643
   Share consolidation costs                                     (61)
   Employee Incentive Plan and
    Directors' Stock Option Plan                   47             69            14            59
                                             --------       --------        ------      --------
Balance at September 30                        15,762       $125,347        15,706      $125,334
                                             ========       ========        ======      ========

Loss per share has been calculated using the weighted average number of shares outstanding during the nine months which was 15,722,000 (1999 - 15,691,000) and during the three months which was 15,762,000 (1999 - 15,701,000).

6-- STATEMENTS OF CASH FLOWS

Additional disclosures with respect to the Statements of Cash Flows are as follows:

                                                                Three months ended     Nine months ended
                                                                ------------------     -----------------
                                                                   September 30           September 30
                                                                   ------------           ------------
                                                                  2000      1999         2000       1999
                                                                  ----      ----         ----       ----
         Cash taxes paid                                         $  13      $194         $ 57       $475
         Cash interest paid                                      $   -      $  7         $145       $255

7 -- COMMITMENTS AND CONTINGENCIES

a) As at September 30, 2000 the Company had sold forward 10,000 ounces of gold for delivery in 2000 under forward contracts at an average of US$291 per ounce, and had outstanding calls for 33,200 ounces of gold in 2001 and 20,000 ounces of gold in 2002 at US$350 per ounce subject to floating gold lease rates.

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

8 -- DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
     ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                                     Three months ended          Nine months ended
                                                     ------------------          ------------------
                                                        September 30                 September 30
                                                        ------------                 -------------
                                                      2000          1999           2000           1999
                                                      ----          ----           ----           ----
Net loss for period as reported                    $(6,644)      $(5,677)      $(13,161)      $(12,648)
Depreciation and amortization (a)                   (2,026)          443         (3,071)         1,482
Deferred income taxes (b)                             (253)          (68)          (253)          (248)
Foreign exchange contracts (d)                                       (95)                          733
                                                   -------       -------       --------       --------

Net loss for the year in accordance
with United States accounting principles           $(8,923)      $(5,397)      $(16,485)      $(10,681)
                                                   -------       -------       --------       --------

Other comprehensive income (loss):
Foreign currency translation adjustments               323           (14)           727           (495)
                                                   -------       -------       --------       --------
Comprehensive loss for the year in accordance
with United States accounting principles           $(8,600)      $(5,411)      $(15,758)      $(11,176)
                                                   -------       -------       --------       --------

Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                         $ ( 0.57)     $ ( 0.34)     $  (1.05)      $  (0.68)
                                                   -------       -------       --------       --------

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

e) Balance Sheets - The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Company as at September 30, 2000 and December 31, 1999 would be to decrease mining interests by $25,548,000 (1999 - $22,477,000), increase long-term investments by $50,000,000
         (1999 - $50,000,000), increase long-term liabilities by $38,000,000
         (1999 - $38,000,000), increase future tax assets, non-current by $nil (1999 - $1,999,000), increase future taxes, current liabilities by $nil (1999 - $1,179,000), decrease future income and mining taxes, non-current liabilities by $779,000 (1999 - $896,000), increase preferred shares by $12,000,000 (1999 - $12,000,000) and reduce shareholders equity by $24,769,000 (1999 - $20,761,000).

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

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2000

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

JOE MANN MINE OPERATIONS TEMPORARILY SUSPENDED

As a result of the cash losses incurred during the start-up of operations at the Joe Mann Mine, the continuing cash losses, and the likely requirement for funding future mine development, mine operations will be temporarily suspended effective November 10 awaiting higher gold prices and further development plans.

Significant progress had been made improving the performance of the Joe Mann Mine. An action plan developed in August with the assistance of Dynatec Corporation focused on increasing overall productivity rates for the mine and was being implemented with positive results. The average tons of ore mined increased to 850 tons per day in October compared to 570 tons in September and 500 tons in August. This success primarily results from the start of mining of the 29-0-9 stope, a wide multi-lens stope being mined by a mechanized variation of the long-hole method with backfill, that produced approximately 45% of the ore during October.

During the month of October 24,550 tons of ore were milled at a grade of 0.224 ounces of gold per ton to recover 5,038 ounces of gold and 88,000 pounds of copper. The cash cost was US$330 per ounce produced. Although this cash cost per ounce is a significant improvement over previous months, the increase in production in October has not achieved the predicted break-even in cash flow.

Based on current productivity levels and expected ore grades, the Joe Mann Mine is forecast to produce 17,000 ounces of gold during the fourth quarter at a cash cost of approximately US$300 per ounce. Development costs are forecast at approximately $300,000 for the same period. With gold prices close to their 20 year low and only 10,000 ounces of gold hedged for the balance of the year at an average price of US$291 per ounce, the forecast indicates a continuing drain on the Company's cash resources. As a result mine operations will be temporarily suspended effective November 10 awaiting higher gold prices. In the interim, management is considering various strategies to enable the mine to be properly funded and receive the support it needs for its future development.

During the fourth quarter, the ore reserves will be re-estimated and the long-term plan updated. Any material downward revisions to gold price assumptions, gold production or increases in costs will likely result in a writedown of a significant portion of the carrying value of the Joe Mann Mine.

THIRD QUARTER RESULTS

The Company recorded a loss of $13.2 million or $0.84 per share in the nine months and a loss of $6.6 million or $0.42 per share in the three months ended September 30, 2000. This compares to a loss of $12.6 million or $0.81 per share and a loss of $5.7 million or $0.36 per share in the comparable periods of 1999. The loss per share amounts for 1999 have been restated to take account of the consolidation of the Company's shares on a one-for-ten basis in May, 2000. There was negative cash flow from operations before the change in non-cash operating working capital of $10.4 million in the nine months and $4.9 million in the three months ended September 30, 2000 compared to negative cash flow of $7.5 million and $2.3 million in the comparable periods of 1999.

Campbell produced a total of 27,400 ounces of gold in the nine months and 14,100 ounces in the three months ended September 30, 2000 compared to 45,200 ounces and 13,400 ounces in 1999. Gold production was lower than earlier forecast primarily as a result of a number of start-up issues that have put production at the Joe Mann Mine behind schedule. The average gold price recognized in the nine months ended September 30, 2000 was US$278 per ounce compared to US$275 per ounce in the comparable period of 1999.

The results for the first nine months of 2000 reflect the ongoing development and start-up of operations at the Company's Joe Mann Mine in Chibougamau, Quebec and are not readily comparable to the same period of 1999. All pre-production costs less any revenues relating to the Joe Mann Mine were capitalized to the end of April, 2000 and expensed thereafter.

JOE MANN MINE PRODUCTION

Production at the Joe Mann Mine during the reporting periods was as follows:

                                                                                   NINE (1)          NINE
                                                                                   MONTHS           MONTHS
                                                            THREE MONTHS ENDED     ENDED            ENDED
                                                               SEPTEMBER 30        SEPTEMBER 30   SEPTEMBER 30
                                                               ------------        ---------      ---------
                                                             2000        1999         2000           1999
                                                             ----        ----         ----           ----
Tons milled                                                 50,500      77,500       99,800         223,000
Gold grade (ounces per ton)                                  0.212       0.184        0.201           0.214
Mill recovery                                                 92.7%       94.6%        93.1%           94.2%
Ounces of gold produced                                      9,800      13,400       17,900          44,500
Pounds of copper produced                                  189,100     274,700      399,400         919,500

Cash cost per ounce of gold produced (US$)                $    457    $    284     $    475        $    301


(1) The Joe Mann Mine restarted production on April 3, 2000

SANTA GERTRUDIS MINE

During the nine months ended September 30, 2000, 326,300 tonnes of ore were mined at the Santa Gertrudis Mine at a grade of 1.69 g/t and a strip ratio of
7.6 to one. Gold production was 4,400 ounces in the quarter and 9,600 ounces in the nine months ended September 30, 2000. The mine was effectively on a care and maintenance basis in the comparable period of 1999. As previously reported, mining operations were suspended on October 15, 2000 as a result of the continuing weak gold price and the lower than expected gold production.
Leaching of the stock-piled ore will continue as long as the economics permit. As a result of the lower production levels the cash cost per ounce for the year to date was US$393 per ounce.

Exploration will continue for the balance of 2000 on the Santa Gertrudis property to test three key targets. Approximately $500,000 is budgeted for the fourth quarter for trenching and 1,800 metres of drilling on these targets. Efforts are also continuing to gain access to the promising San Enrique geochemical anomaly discovered in 1998. In addition, Campbell is continuing discussions with certain major gold compaies to determine their level of interest in pursuing a deep drilling program to search for sulphide mineralization on the property. Exploration expense of $1.7 million in each of the nine months ended September 30, 2000 and 1999 all relates to expenditures on the Santa Gertrudis property and the Roca Roja claims that were acquired in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term deposits decreased to $10 million at September 30, 2000 compared to $26.2 million (including money market instruments) at December 31, 1999. Working capital also decreased to $13.4 million from $31.4 million at December 31, 1999. The continuing low gold price, difficulties in achieving targeted production levels at the Joe Mann Mine and the lower than expected gold production from the Santa Gertrudis Mine have all contributed to the decrease in the financial position of the Company.

Capital expenditures in the three and nine month periods ended September 30, 2000 amounted to $0.3 million (1999 - $0.5 million) and $6.9 million (1999 - $4.1 million), respectively and relate to the development at the Joe Mann Mine for all periods presented.

OUTLOOK

Following the temporary suspension of mining operations at the Joe Mann Mine, management will be considering various strategies to enable the mine to be properly funded and receive the support it needs for its future development.

Campbell will perform a review of the carrying value of its mining properties during the fourth quarter. This review will take account of the gold price environment, the operating status of the Joe Mann Mine, the results of the update of the ore reserves and long-term plan at the Joe Mann Mine, the success of the Company's exploration efforts at the Santa Gertrudis Mine, and the future prospects for the Cerro Quema project in Panama. Management is also currently performing another detailed review of corporate administration expense in an effort to further reduce these amounts.

ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  Not Applicable

ITEM 3.  Defaults Upon Senior Securities

                  None

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None

ITEM 5.  Other  Information

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      27.1.   Financial Data Schedule

         (b No reports on Form 8-K were filed during the three months ended September 30, 2000.

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

Toronto, Ontario
November 13, 2000

                             CAMPBELL RESOURCES INC.
                         FORM 10-Q - SEPTEMBER 30, 2000

                                  EXHIBIT INDEX



                  27.1              Financial Data Schedule