Form 10-K405
period 2000-12-31
CAMPBELL RESOURCES INC /NEW/
filed 2001-04-17
CIK 718053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8488

                            CAMPBELL RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CANADA                                     NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)
         1155 UNIVERSITY, SUITE 1405,
           MONTREAL QUEBEC H3B 3A7                             NOT APPLICABLE
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (514) 875-9033

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     At April 12, 2001, the registrant had outstanding 15,788,628 common shares, without nominal or par value, the only class of registrant's stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates at such date was US$7,104,883 (based on the closing price of such common share of US$0.45 on such date as reported on the New York Stock Exchange, Inc. composite listings.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CAMPBELL RESOURCES INC.

                                     INDEX
                         ANNUAL REPORT ON FORM 10-K FOR
                          YEAR ENDED DECEMBER 31, 2000

                                                                               PAGE
                                                                               ----
                                      PART I
Items 1. and 2.  Business and Properties.....................................    1
Item 3.          Legal Proceedings...........................................   15
Item 4.          Submission of Matters to a Vote of Security Holders.........   16

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   16
Item 6.          Selected Financial Data.....................................   18
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   19
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   21
Item 8.          Financial Statements and Supplementary Data.................   22
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   22

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   23
Item 11.         Executive Compensation......................................   24
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   30
Item 13.         Certain Relationships and Related Transactions..............   31

                                      PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   32

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

                                                        RATE AT      AVERAGE
                                                      DECEMBER 31    RATE (1)     HIGH      LOW
                                                      -----------    --------    ------    ------
1996                                                    0.7301        0.7332     0.7513    0.7235
1997                                                    0.6999        0.7198     0.7487    0.6961
1998                                                    0.6447        0.6746     0.7105    0.6343
1999                                                    0.6929        0.6728     0.6929    0.6446
2000                                                    0.6669        0.6726     0.6947    0.6413

---------------
(1) The average rate means the average of the exchange rates on the last day of each month during the year.

     On March 30, 2001, the noon buying rate for Cdn. $1.00 was US$0.6410

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

     As used throughout this report, the term "PROVEN MINERAL RESERVE" is the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified. The term "PROBABLE MINERAL RESERVE" is the economically mineable part of an indicated, and in some circumstances, a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

     As used throughout this report, the term "INDICATED MINERAL RESOURCE" is that part of mineral resource for which quantity, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits working and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

     A used through this report, the term "MEASURED MINERAL RESOURCE" is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics, are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of economical viability of the deposit. The estimate is based detailed and reliable exploration sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits working and drill holes that are spaced closely enough for geological and grade continuity.

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

ITEMS 1 AND 2  BUSINESS AND PROPERTIES

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

     The Corporation is a gold mining and natural resource company whose principal assets are the Joe Mann gold mine (the "Joe Mann Mine") and the Camchib Mill located in the Chibougamau area of northwestern Quebec.

     At the annual meeting of shareholders held on May 19, 2000, shareholders approved a consolidation (reverse split) of the Corporation's common shares on the basis of one post-consolidation common share for every ten pre-consolidation common shares.

     On December 7, 2000, a strategic decision was made to re-focus on the Corporation's Quebec mining assets, a new president and chief executive officer was appointed and the Corporation's executive office was re-located to Montreal, Quebec.

     On March 28, 2001 the Corporation jointly announced, with MSV Resources Inc. and GeoNova Explorations Inc., approval in principle of the merger of the three companies. The transaction is subject to final approval by each Board of Directors as well as regulatory and shareholder approvals. It is expected that details of the transaction will be finalized and forwarded to shareholders of each company by the end of April; however there can be no assurance that the transaction will be successfully completed. Each Board of Directors has appointed an independent committee. Griffiths McBurney & Partners, an independent Canadian investment bank, has been engaged by the three companies to assist in the structuring of the transaction and to render an opinion as to the fairness of the transaction from a financial point of view to each Board of Directors and the shareholders of the three Companies.

     The planned merger is being undertaken in order to consolidate the operations of the three companies in the Chibougamau mining camp in northwestern Quebec. It is expected that operating synergies and elimination of multiple public company costs will contribute to making the Chibougamau operations of the continuing company more competitive at current depressed gold and copper prices.

     The Joe Mann Mine, an underground gold mine owned by Meston Resources Inc., a wholly-owned subsidiary of the Corporation, is located near the town of Chibougamau which is approximately 350 miles north of Montreal, Quebec. The Joe Mann Mine was brought into production by Campbell in 1987. During 1999, as production moved to lower levels, operations were significantly affected by ground control problems and excessive dilution. The resulting higher cash operating costs along with the low gold price, resulted in the temporary suspension of development and mining operations in October 1999 to permit re-evaluation of the economic viability of the Joe Mann Mine and development of a new mining plan. A mining plan, which provided for a change in the mining method from shrinkage and longhole to cut-and-fill, was adopted in November 1999, and production resumed in April 2000. Significant operating problems were encountered in implementing the cut and fill mining method and on November 10, 2000, operations were again temporarily suspended. Since December 2000, a review of mineral resources and reserves has been carried out, and a development and exploration plan (the "2001 Plan") has been prepared that would permit resumption of operations based on certain assumptions. Strategies have also been initiated to ensure that the exploration and development work called for under the 2001 Plan is properly funded. (See "2001 Plan and Prior Mining Plans" on page 6).

     The Corporation also owns, through its wholly-owned subsidiary, Oro de Sotula, S.A. de C.V. ("Sotula"), the Santa Gertrudis Property. Santa Gertrudis, located near the town of Magdalena, Sonora, Mexico, was acquired from Phelps Dodge Corporation in July 1994. The open pit heap leach gold mining operation, brought into production in 1991 by its previous owner, was operated by the Corporation from 1994 until December 1997, when mining operations were temporarily suspended due to low gold prices and insufficient developed ore reserves. Leaching operations continued until the end of 1998. In mid 1999, Sotula acquired the adjoining Roca Roja mining property. This property hosted a former producing gold mine and was the focus of the 1999 exploration program. Following successful initial exploration results, limited mining operations resumed in the fourth quarter of 1999 and continued until October 2000. In October 2000, it was determined that given excessive dilution being experienced in mining narrow structures, the objective of covering fixed costs and contributing to the cost of exploration work was not being achieved and accordingly, mining operations were suspended.

     The exploration program at the Santa Gertrudis Property was terminated in late November 2000, with leaching of stock piled ore continuing until the end of 2000. The Corporation believes there is excellent exploration potential at Santa Gertrudis. However, given the decline in the Corporation's cash position and its strategic decision announced on December 7, 2000 to refocus all of its corporate efforts on the Joe Mann Mine, the Corporation has engaged Geographe Corporate Advisory Limited ("Geographe"), a Canadian based firm which provides investment advisory services to the mineral industry, to identify a joint venture partner or a purchaser for the Santa Gertrudis property. (See "The Santa Gertrudis Property" on page 9.)

     In March 1996, the Corporation acquired all of the shares of Minera Cerro Quema, S.A., a Panamanian corporation ("Minera"), whose primary asset is the Cerro Quema Property located in the southern Azuero Peninsula in the Los Santos province of Panama (the "Cerro Quema Property"). In November 1996, a positive feasibility study, at an assumed gold price of US$400 per ounce, was completed and presented to the Board of Directors and approval for the project was given in February 1997. In December 1997, as a consequence of sustained lower gold prices, the Corporation decided to defer further development of Cerro Quema until the gold price reaches a level that would ensure economic viability of the project. Given the sustained lower gold prices and the Corporation's change in corporate strategy, the Corporation reached an oral understanding in March 2001, to sell its investment in Cerro Quema in return for a 9% net profits interest. The Corporation will also be released from its environmental and mining bonds and the Purchaser will assume all obligations with respect to Cerro Quema project. Documentation is currently being completed and the transaction is expected to close in the second quarter.

     Segmented financial information with respect to the Corporation's domestic and foreign operations is set out in Note 10 to the Corporation's consolidated financial statements for the year ended December 31, 2000. Such financial statements are filed as a part of Item 14 of this report as pages F-1 to F-19.

     The Corporation sells metals on international markets at prices which fluctuate daily based on world market supply and demand and is in competition with other mining companies, insofar as they produce the same product, in a market where price and quality advantages cannot be claimed by any of the market participants.

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

     Campbell and its wholly owned subsidiaries employed approximately 301 persons as of December 31, 2000, of which 257, employed at the Joe Mann Mine, were on temporary layoff, and 215 were covered by collective bargaining agreements. The relationship of Campbell and its subsidiaries with their employees and contractors is considered by Campbell to be satisfactory. During 2000, 1999 and 1998, there were no material strikes or walkouts.

     In September 1996, the collective bargaining unit at the Joe Mann Mine, represented by Le Syndicat des Travailleurs-euses de la Mine Meston ("CSN"), approved a collective bargaining agreement covering a three year period. In February 1999, CSN agreed to a two-year extension of current agreements with an annual wage increase of $0.25 per hour and a gold price participation formula. Also in February 1999, a three year contract, on the same terms as to wage increase and gold price participation, was approved by the Metallurgistes Unis d'Amerique covering workers at the Camchib Mill. With the decision to suspend development and mining operations in November 2000, approximately 257 employees were placed on temporary layoff. Some of these employees are expected to be recalled in the second quarter as work begins on the 2001 Plan. (See "2001 Plan and Prior Mine Plans" and "Employees" on pages 6 and 8.)

     In December 1997, the Corporation concluded an agreement with the National Union of Miners, Metallurgists and Similar Workers of the Mexican Republic, which represented the 143 hourly employees at the Santa Gertrudis Mine, with respect to the cessation of mining operations and termination of all employees covered by the agreement. When limited mining operations were resumed in late 1999, the Corporation entered into renewable three-month contracts with approximately 67 employees. All employees were terminated by February 28, 2001. Five former employees provide security, administrative and reclamation services under monthly renewable contracts.

INTER-CORPORATE RELATIONSHIPS

     The following chart illustrates the principal subsidiaries of the Corporation, together with the jurisdiction of incorporation of each company and the significant properties held by each company:

                     [Inter-Corporate Relationships Chart]

THE JOE MANN MINE

  History

     The Joe Mann property was acquired in July 1980 by Meston Lake Resources Inc. ("Meston Lake"), a predecessor of Meston Resources Inc. ("Meston"), a wholly-owned subsidiary of the Corporation. The original deposit was discovered in 1950. A three-compartment exploration shaft was sunk and some 859,000 tons of ore grading 0.176 oz/ton of gold had been mined and milled until June 1975 when rising costs coupled with poor recoveries prohibited further mining. Subsequently, Meston Lake acquired the mine and the shaft was dewatered in 1980 before financial problems put a halt to the operation.

     Campbell became involved in the Joe Mann property in 1983 when it acquired a minority position in Meston Lake and entered into a management agreement under which it designed and implemented an exploration program and aided in the financing of this program with the objective of determining the commercial viability of the project. The mine was dewatered in early 1985 and in June of that year, an underground exploration program began. The exploration program resulted in the discovery of 800,000 tons of ore reserves and prompted the decision to re-start production. Commercial production began on April 2, 1987. During 1987, Campbell also increased its ownership in the mine to 100%. The mine was in continuous operation from 1987 until November 1999. As part of an expansion plan in 1989, a new shaft, the No. 2 shaft, was sunk to a depth of 2,050 feet.

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

     During 1999, as production moved to the lower levels, operations were significantly affected by ground control problems and excessive dilution. Resulting higher cash operating costs compelled management to temporarily suspend development and mining operations to permit re-evaluation of the economic viability of the Joe Mann Mine and development of a new mine plan. Mining operations resumed in April 2000, under the new mine plan using the cut and fill mining method. While this mining method achieved improved ground conditions; it resulted in lower than expected productivity and prohibitively high operating costs. With the assistance of external consultants, efforts were made through mid-November to achieve profitable operating levels. In the month of October, production reached 5,000 ounces; however, the cash cost was US$330 per ounce. Given the low gold price and the operating problems, the decision was taken on November 10, 2000 to again temporarily suspend operations.

     In the period following this decision, mineral resources and reserves were reviewed and an Exploration and Development Plan (the "2001 Plan") for the resumption of operations was prepared. Management also considered various strategies to ensure that the future exploration and development requirements of the mine would be properly funded. These included the appointment of Mr. Andre
Y. Fortier as President and Chief Executive Officer, the move of the Corporation's executive office to Montreal and examination of the synergies to be achieved through a consolidation of the mining operations in the Chibougamau area. Mr. Fortier is also President and Chief Executive Officer of MSV Resources Inc and GeoNova Explorations Inc., companies active in the Chibougamau, Quebec mining camp. The 2001 Plan was presented to the Board of Directors on March 14, 2001. The 2001 Plan concluded that current development was insufficient to permit the required production rates to be achieved and maintained and that a development and long-term exploration program was required to permit planning and development between the 2350 and 3400 foot levels.

     With the completion of the 2001 Plan in early March 2001, and completion of the independent resource audit report by Met-Chem Canada Inc. in April (See "Mineral Reserves" on page 5), alternative sources of financing for the development and exploration work are being pursued. It is expected that initial financing will be arranged in the second quarter of 2001.

  Location, Access and Ownership

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

     At the Joe Mann Mine, the Corporation's subsidiary Meston holds a number of mining concessions and a mining lease along with 25 mining claims surrounding the concessions. Under Quebec mining law, the Corporation's interest in the mining concessions and lease is maintained in good standing by payment of an annual rental fee of $25.00 per hectare or by the completion of $25.00 of exploration and development work annually per hectare. As to mining claims, a fee of $22.00 per claim must be paid and $500 of exploration work incurred every two years. Exploration expenses may be carried forward to future years and may be applied to claims within a 3.2 square kilometre block distance. Current work credits will entitle the Corporation to retain currently held mining claims for in excess of twenty years. Under the exploration agreements with SOQUEM described under "Mineral Exploration Properties -- Chibougamau Exploration Properties" on pages 12 and 13, SOQUEM pays the annual fees and incurs the expenditures necessary to keep the applicable mining claims in good standing.

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

     Two principal veins account for almost 85% of the known mineral reserves and 90% of production contemplated by the 2001 Plan. The Main Vein is located north of the shaft and has an east-west strike length of approximately 3,000 feet with an 80-degree dip to the north. The Main Vein contains about 87% of the reserves. The South Vein accounts for 13% of reserves and is located about 350 feet south of the Main Vein between the No. 1 shaft and the No. 2 production shaft. The South Vein has a strike length of about 3,000 feet in an east-west direction and a north dip and appears to weaken below the 2750 level.

     Exploration on the 2575 level, initiated in the fall of 1998, encountered positive results approximately 1000 feet east of the shaft and led to the discovery of a new zone situated north of the Main Vein. At present, it is thought that the mineralization of the new ore zone is spatially and genetically related to a large quartz-feldspar porphyry dyke. There are two limbs of high-grade ore mineralization which occur at the northern and southern contacts between the porphyry dyke and a sheared gabbro. During 1999, definition drilling confirmed a stoping unit containing 118,000 tons grading 0.317 ounces per ton on the 2575 level that was in part mined in 2000. In addition, definition drilling appears to confirm the extension of the zone in the hanging wall of the Main Zone between the 2750 and 3100 levels. Definition drilling will be continuing in order to confirm grade and potentially wider zones in this area.

  Mineral Reserves

     Mineral reserves at the Joe Mann Mine were reviewed extensively by management following the temporary suspension of mining operations in November 2000.

     The following table summarizes undiluted mineral reserves estimated by management and calculated at December 31, 2000 on the basis of a gold price of US$280 per ounce, at December 31, 1999 on the basis of a gold price of US$300 per ounce, and at December 31, 1998 on the basis of a gold price of US$325. The mineral reserves at December 31, 2000 were confirmed, with limited independent sampling and testing, by

Met-Chem Canada Inc., independent geological and mining consultants, in a report to the Corporation dated April 12, 2001.

                      PROVEN AND PROBABLE MINERAL RESERVES

                                               DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                 2000(1)                1999                 1998
                                            ------------------   ------------------   ------------------
                                                       GRADE                GRADE                GRADE
                                             TONS     (OZ/TON)    TONS     (OZ/TON)    TONS     (OZ/TON)
                                            -------   --------   -------   --------   -------   --------
Proven....................................  236,200    0.286     179,924    0.269     397,305    0.231
Probable..................................   91,500    0.350     121,945    0.295     119,285    0.224
                                            -------    -----     -------    -----     -------    -----
Total.....................................  327,700    0.304     301,869    0.280     516,590    0.229
                                            =======    =====     =======    =====     =======    =====

---------------
Notes:
(1) Mineral reserves were verified internally by Linda Desjardins, a Qualified Person, who has been employed as a geologist at the Joe Mann Mine since 1988, using the data bloc modelling method with a cut-off grade of .175 oz Au/ton.

     The total estimated proven and probable mineral reserves at the Joe Mann Mine increased by 25,831 tons from 301,869 tons at December 31, 1999 to 327,700 tons at December 31, 2000. After taking into account production during 2000 of 138,000 tons grading 0.208 ounces per ton, the total proven and probable mineable reserves increased on a net basis during this period by 163,831 tons. Reserves increased on a net basis during 2000 because access to the mineralization below the 2350 level was achieved on completion of development. Also a six-foot width was again used under the 2001 Plan based on operating experience during 2000. The increase in tonnage and increase in grade at December 31, 2000 reflected the assumption of six foot mining widths compared to five foot mining widths in the previous year and the reduction in the assumed gold price from US$300 to US$280 per ounce.

  2001 Plan and Prior Mine Plans

     During 1999, as production moved to the lower levels, operations were significantly affected by ground control problems and excessive dilution. Resulting higher cash operating costs compelled management to make significant changes at the Joe Mann Mine. Despite the positive impact of the discovery of a new zone in 1998, and the introduction of a new work schedule which materially increased the number of working days per year, excessive dilution resulted in the temporary suspension of development and mining operations in November 1999, to permit re-evaluation of the economic viability of the Joe Mann Mine and development of a new mine plan. This mine plan, which provided for a change in the mining method from shrinkage and long hole to cut and fill, was adopted in November 1999. Production resumed in April 2000.

     Significant operating problems were encountered in implementing the cut and fill mining method with productivity significantly below expectations and operating costs prohibitively high. With the help of outside consultants, efforts were made through the period from August until November 2000, to solve the operating problems. Given the level of losses being incurred and the low gold prices, the decision was taken on November 10, 2000 to again temporarily suspend mining operations. Since November 2000, a review of mineral resources and reserves has been carried out and the 2001 Plan has been prepared that would permit resumption of operations based on certain assumptions.

     The 2001 Plan contemplates a resumption of mining operations, following the completion of approximately four months of development work needed to open up a sufficient number of work sites to permit the operation to reach and maintain the minimum economic production rate. This lateral development work will be carried out on a seven day per week schedule and is expected to cost approximately $1.5 million. The 2001 Plan provides for a long-term development program extending over a 30-month period to provide for a production period of four and a half years. The total program involves approximately 41,000 feet of development including 20,000 feet of drifting, 10,000 feet of raising and 11,500 feet of sub levels at an estimated cost of $7.5 million.

     The 2001 Plan also assumes that an initial $5 million exploration program be undertaken on the Main Vein and on the West Zone to provide sufficient information for the development and planning of work sites in the Main Vein between the 2350 and 3400 foot levels.

     The mining plan calls for the use of a combination of long hole, cut and fill and Alimak mining methods. The long hole method, estimated to comprise approximately 68%, will be used in the Main and North Zones with three sub levels that would limit hole lengths to 15 to 18 metres and control the size of work site openings. This approach should provide better ground conditions and thereby control dilution. In the South Vein where ground conditions are more difficult, the cut and fill method is proposed for approximately 22% of the mining with the Alimak method, comprising approximately 10%, to be used in certain stopes. The Alimak method involves the use of an Alimak raise machine on which miners are raised to work sites, complete their work and descend. This method cuts down on the need for sub levels, provides more miner time at the face of the stope or drift and can significantly reduce costs.

     Mining and milling is initially expected to be carried out on a five day per week schedule with the mill operating 18 to 20 days per month. The 2001 Plan calls for daily production of 850 tons with total operating costs of approximately $95.00 per ton.

     During 2000, 10,968 feet of lateral development and 4,889 feet of diamond drilling were completed at cost of approximately $9,880,000 net of revenue from development ore. This compares to 15,908 feet of lateral development and 75,107 feet of diamond drilling in 1999, completed at a net cost of approximately $4,300,000 net of revenue from development ore. Exploration in 2000 was focussed on delineating additional reserves within parallel shears to permit production to continue beyond mid 2004. Continuity of gold mineralization has been confirmed to a depth of 3,500 feet, 600 feet below the current deepest production level of the mine and mineralization remains open at depth.

  West Zone

     In addition to ore from the Main and South Veins, which are situated east of the production shaft, the prior mine plan included some initial production from the West Zone between the 1650 and 1825 levels of the mine. By mid-1999, results from the West Zone were disappointing with the grade being inconsistent and lower than expected. As a consequence, development in the West Zone was suspended. As part of the 2001 Plan, an exploration drift to the West at the 2925 foot level is proposed. Six twenty-five foot bases, five hundred feet apart will allow drilling coverage from levels 2350 to 3450 on a lateral length of 2800 feet. The South Vein, situated between the exploration drift and the target zone, would also be evaluated further. This area has had little exploration to date and the goal is to increase the tons per vertical foot between the 2350 and 3450 levels which would allow an increase in the production rate in coming years.

  Mining

     The production capacity of the No. 2 shaft system is estimated to be 2,000 tons per day assuming 12 hours of hoisting per day. During 1999, the No. 1 shaft was withdrawn from service. Mucked ore is passed through a rock breaker then hoisted to the surface. All production and development ore is hoisted from the No. 2 production shaft to the surface. The equipment used in the mining operations continues to be regularly maintained and is being kept in good working order during the temporary suspension of mining operations.

     Until mid-1999, mining was predominantly carried out using the shrinkage stope mining method. In 1999, approximately 50% of the ore came from the shrinkage stopes, 31% from longhole stoping, and 19% from development and recovery muck. With the change in mining method in 2000, 45.4% of mining was from cut and fill stopes, 25.5% from long hole stopes and 28.4% from development muck. (See also under "2001 Plan and Prior Mine Plans" for discussion of proposed mining methods on pages 6 and 7).

     The following table sets out production from the Joe Mann Mine for the past three years:

                                 JOE MANN MINE

                               PRODUCTION SUMMARY
                             YEAR ENDED DECEMBER 31

                                                             2000(1)     1999(2)       1998
                                                             --------    --------    --------
Tons Milled................................................   138,000     267,000     299,000
Gold Grade (oz./ton).......................................     0.208       0.204       0.252
Copper Grade (%)...........................................     0.220        0.22       0.243
Gold Produced (ounces).....................................    26,300      51,300      70,100
Copper Produced (000's lbs)................................       550       1,065       1,316
Cash Operating Costs(3) (US$ per oz. of gold)..............  $    465    $    292    $    257

---------------
Notes:

1) Mining operations commenced in April 2000 and were temporarily suspended on November 10, 2000.

2) Mining operations, other than ore recovery, were temporarily suspended in September, 1999. Milling ceased in November, 1999.

3) Operating costs include all on-site mining, processing and administrative costs, net of copper and silver by-product credits.

  Milling

     To date, ore from the Joe Mann Mine is transported approximately 40 miles by truck to the Corporation's Camchib Mill for processing. The Camchib Mill was commissioned in 1955 and is regularly maintained and is in good working order. During 2000, the gold recovery rate at the Camchib Mill, which processed ore from the Joe Mann Mine, was 93.1% and the copper recovery rate was 95.4% compared to 94.2% and 95.4% respectively in 1999. The mill process includes three separate circuits; a gravity circuit, a flotation circuit and a cyanide circuit. Original design capacity at the Camchib Mill was 3,500 tons per day as a flotation mill. The Camchib Mill was modified to include a cyanide circuit. Gold recovered from the gravity and cyanide circuits is formed into dore bars on site and is shipped to the Royal Canadian Mint for refining. The flotation circuit uses standard technology to produce a copper-gold concentrate. The copper-gold concentrate is shipped by rail to Noranda Inc.'s Horne Smelter in Rouyn/Noranda, Quebec for smelting and refining.

  Employees

     At the Joe Mann Mine, 266 persons were employed as of December 31, 2000, including 257 persons on temporary layoff, compared to 108 persons as of December 31, 1999. Of the 266 employees, 187 mine workers were covered by a collective bargaining agreement with Le Syndicat des Travailleurs-euses de la Mine Meston (CSN), 27 mill workers were covered by a collective bargaining agreement with Les Metallurgistes Unis d'Amerique (the United Steelworkers of America) and one nurse was covered by a collective bargaining agreement with La Federation des Infirmiers et Infirmieres du Quebec (FIIQ). Once operations resume, the 2001 Plan contemplates that the number of employees would be reduced from historical levels of approximately 230 to 166 employees. During 2000 and 1999, there were no material strikes or walkouts at the Joe Mann Mine.

     In September 1996, the collective bargaining unit at the Joe Mann Mine, represented by CSN, approved a collective bargaining agreement covering a three year period with wage increases of 0.73% in the first year and 1.22% and in the second and third years. In February 1999, CSN, the union representing the hourly mine workers, supported the implementation of the new work schedule and agreed to a two year extension to the current labour agreement. Also in February 1999, a new three year contract was agreed to with Les Metallurgistes Unis d'Amerique (the United Steel Workers of America), the union representing the hourly mill workers, on the same terms regarding wages and gold price participation as were approved by the CSN. The collective agreement with FIIQ has comparable terms to the other two collective agreements. The agreements provided for an annual increase of $0.25 per hour for the mine and mill workers, amounting to an annual cost of approximately $120,000. In addition, a gold price participation formula has also been approved. For a gold price ranging between $525 and $625 per ounce, the employees would be entitled to a maximum of an additional $0.80 per hour. With the decision in November 2000 to suspend mining operations, approximately 257 employees were laid off in accordance with the Quebec employment standards legislation and the provisions of the collective agreements. The recall of the majority of these employees is expected to commence in the second half of May 2001 once the 2001 Plan is approved and the development and exploration work begins. The 2001 Plan initially contemplates a five-day per week mining schedule with lateral development to be carried out on a seven-day per week schedule, compared to the 2000 seven-day per week schedule. A seven-day per week schedule may resume in the second year of production as development work opens more work sites.

  Net Smelter Royalty

     In May 1993, Meston sold a graduated net smelter return royalty to Repadre Capital Corporation, a subsidiary of Dundee Bancorp Inc., for $3 million cash. The royalty, based on production from the Joe Mann Mine, is 1.8% at gold prices up to $512 per ounce increasing to 3.6% at gold prices of $625 per ounce and greater. A 2% royalty is also payable on copper production in excess of 5 million pounds per year and silver production in excess of one million ounces per year. For the year ended December 31, 2000, $187,250 was paid to Repadre under this agreement compared to $366,000 paid for the year ended December 31, 1999.

THE SANTA GERTRUDIS PROPERTY

  History

     The previous owner of the Santa Gertrudis Mine, Phelps Dodge Corporation, through its Mexican exploration subsidiary, began to explore the Santa Gertrudis district in 1984. The district was recognized to have potential for sediment-hosted gold in fine-grained chemiclastic rocks similar to the gold deposits of the Carlin trend in Nevada. A preliminary feasibility study was completed in 1987 and the final feasibility study completed in October 1988. The decision to begin production was made in 1989 and facility construction started in May 1990. The first shipment of gold precipitate from the initial 2,000 metric tonnes of ore per day heap leach facility was made in June 1991. The initial capital investment was US$28.4 million. In 1992, an expansion was completed increasing mine production to 3,000 metric tonnes of ore per day. This level of production continued until December 1997, when mining operations ceased due to a lack of ore. Leaching of the ore pads continued through to December 1998. Limited mining operations resumed in the fourth quarter of 1999 and continued until mining operations were again suspended on October 15, 2000.

  Location, Access and Infrastructure

     The Santa Gertrudis Property is located mid-way between Tucson, Arizona and Hermosillo, Sonora, Mexico, 80 miles south of the United States-Mexico border. The property is accessible by road, which is paved except for the last 20 miles. The town of Magdalena is located about an hour drive from the site. The Santa Gertrudis Property consists of a heap leach facility, a processing plant and associated facilities.

     In December 2000, the Santa Gertrudis Mine property was reduced in size by 19 claims from 61 claims comprising 23,893 hectares or 92.2 square miles to 34 claims comprising of 8,440 hectares or 32.6 square miles. This reduction was undertaken so that the Corporation could retain the claims covering the more highly prospective areas of the property including the deep drilling potential and the geochemical anomaly discussed on pages 14 and 15.

     The Corporation's subsidiary, Sotula holds both the exploration and exploitation concessions in 2000. To maintain these concessions, Sotula is required either to incur exploration or development work or to have a certain level of production revenues. At current requirements, all concessions have sufficient work credits for a minimum of 10 years. Exploration and development expenditures and production revenues for 2000 were considerably in excess of this requirement. The excess from 2000 and prior years can be carried-forward and should be sufficient to cover requirements for the foreseeable future on all of the strategic claims. In addition, an aggregate of US$146,000 was paid for property taxes during 2000 with expected annual property taxes in 2001 of $131,150 payable in two equal installments, of which US$65,575 was paid in January 2001 and the remaining half is due in July 2001.

     The mine site includes a diesel power plant, four-bay maintenance shop, warehouse, modern office and telecommunications network, medical building, and recovery plant. As a cost cutting measure, mine site camp facilities were closed during 1999 and workers were transported to and from the neighbouring town of Magdalena. With the suspension of mining operations in October and exploration activities in November 2000, the plant and equipment have been properly mothballed. In addition to and in co-ordination with the work being carried out by Geographe to find an interested investor in the Santa Gertrudis Property, efforts are underway to find buyers for the plant and equipment.

  Geology

     The gold deposits are generally located within a nine by two mile belt of sedimentary rocks that trends northwesterly along the southern range front of Cerro Azul. Mineralization occurs throughout the stratigraphic section; however, economically significant deposits are preferentially hosted by limey siltstone and carbonate rocks. The Santa Gertrudis deposits have strong geological similarities to the deposits in the Carlin trend in Nevada. Mineralized zones are usually completely oxidized and other Carlin features such as siliceous alteration, jasperoid zones, carbonaceous material and low angle thrusting are also present at Santa Gertrudis. Fifty gold deposits and occurrences, including the recent discoveries of El Toro Norte, Mirador and the Escondida Northwest Splay, have been identified in the District. Additional prospects are in the early stages of exploration.

  Mineable Reserves

     The following table summarizes historical mineral reserves estimated by management on the basis of a gold price of US$300 per ounce:

                            PROVEN MINERAL RESERVES

          DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
              2000               1999                1998
        ----------------   -----------------   -----------------
                  GRADE               GRADE              GRADE
        TONNES   G/TONNE   TONNES    G/TONNE   TONNES   G/TONNES
        ------   -------   -------   -------   ------   --------
Proven   Nil       Nil     416,000    2.33      Nil       Nil

     Following cessation of mining activities on October 15, 2000, approximately 320,000 tonnes of indicated material grading approximately 2.3 grams per tonne remained. Due to low gold prices and because the quantity of material is insufficient to support costs, this material no longer meets the definition of mineral reserve.

  Operations

     Limited mining operations resumed in November 1999, and continued to October 15, 2000. During 2000, mining was planned at the reduced rate of 7,500 tonnes per day of which including approximately 1,130 tonnes of ore and representing an average strip ratio of 5.6:1. To October 15, 2000, approximately 2.8 million tonnes of material was moved including approximately 333,000 tonnes of ore representing a strip ratio of 7.7:1.

     Since July 1994, based on the ore placed on the leach pads and the gold recovered, a recovery rate of approximately 77% was achieved. The Phase IV leach pad, completed in mid 1997 to the east of the existing Phase I pad, has a remaining 885,000 tonne capacity at the time mining operations were suspended.

     The following table sets out production from the Santa Gertrudis Mine for the past three years:

                 SANTA GERTRUDIS MINE -- PRODUCTION STATISTICS

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Tonnes ore mined............................................  333,000(1)  98,000(1)      --
Gold Grade (g/tonne)........................................     1.70       2.24         --
Gold Recovery (%)...........................................      n/a        n/a         --
Gold Produced (ounces)......................................   12,100      2,400     12,300
Cash Operating Costs (US$ per ounce of gold)................  $   449(1) $   n/a(1) $   242(2)

---------------
Notes:

(1) Limited mining operations resumed in November 1999, and continued until October 15, 2000. Leaching continued until January 2001. 2000 operating costs include all on-site mining, plant, administration and transportation costs including overhead costs to the end of the year.

(2) 1998 cash operating costs include overhead costs associated with keeping the mine infrastructure in place while the exploration work continued.

  Exploration Potential

     Exploration expenditures for 2000 were approximately US$1,400,000 compared to US $1.6 million in 1999. During 1999, exploration efforts at Santa Gertrudis were focussed on evaluating the adjoining Roca Roja property acquired during the year. Recent exploration advances, in particular, understanding of the role of structure, have highlighted both the near-surface oxide potential and the deep Carlin-type sylphide/oxide potential. Near surface potential includes the alluvium covered Tascalito target, located immediately southwest of the mine-site, which likely hosts the displaced upper extensions of the Becerros deposits, and the San Enrique target, located 6.5km south of the mine-site, where a tectonic window related to the Magdalena core complex exposes deeper portions of the system. Specific deep targets, with potential for sulphide Carlin-type mineralization are located in the Amelia and Greta areas.

     Ongoing regional exploration conducted in 1998 led to the discovery of the San Enrique anomaly, a large soil geochemical anomaly with great potential situated approximately seven kilometres south of the mine district. Further exploration on the anomaly has been delayed because of difficulties in concluding an agreement with the surface rights owner. As a result the Corporation filed an application for temporary occupation from the Government of Mexico. The Corporation has been advised that Temporary Occupation Resolution was granted on March 17, 1999. This Resolution entitles the Corporation to explore and exploit its claims, which underlie the property of the surface rights owner, for five years and requires an annual payment of approximately US$50,000. This amount was established by the Government of Mexico and is adjusted annually for inflation. Despite the granting of the Temporary Occupation Resolutions, and ongoing negotiations, the surface rights owner has continued to deny access to the area. The Corporation does not intend to pursue this matter further at this time.

     In 1997 Campbell started to investigate the potential for deeper gold-bearing sulphide mineralization. A report by independent mineral consultants concluded that the property has potential for a deep Carlin-type target and that the geology, structure, geochemistry, geophysics and mineralization are similar to the Post-Betze deposit located in Nevada's Carlin Trend. Results of Campbell's exploration efforts and the independent report supporting the similarities between Santa Gertrudis and the Carlin Trend prompted management to seek a joint venture partner in order to undertake a systematic exploration program to evaluate the deep sulphide potential. Several senior mining companies with experience in exploring for and mining Carlin-type orebodies have visited the property and concurred that there appears to be excellent potential for the property hosting Carlin-type orebodies. However, the prevailing low gold prices resulted in exploration budgets being drastically cut within the gold mining industry making it difficult to consummate a joint venture exploration program. With the assistance of Geographe, the Corporation has been making a renewed effort in the quarter of 2001 to identify a joint venture partner to examine the deep Carlin-type potential of the Property. These efforts are continuing.

  Employees

     At December 31, 2000, there were 18 employees and contract workers of whom 6 were under three month renewable contracts. In January and February all employees were terminated and severances paid. There are currently five contract workers under monthly renewable contracts, carrying out administration work, some reclamation work and maintaining security.

THE CERRO QUEMA PROPERTY

     The Cerro Quema Property was acquired on March 4, 1996. The history of the Property is described above in Items 1 and 2 "Business and Properties" under the caption "General".

     Given the sustained lower gold prices and the Corporation's change in corporate strategy, the Corporation reached an oral understanding in March 2001 to sell its investment in Cerro Quema in return for a 9% net profits interest. The Corporation will also be released from its environmental and mining bonds and the Purchaser will assume all obligations with respect to Cerro Quema project. Documentation is currently being completed and the transaction is expected to close in the second quarter.

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

     In June, 1992, Meston entered into two agreements with the Societe quebecoise d'exploration miniere ("SOQUEM") under which SOQUEM could expend up to $7 million towards exploration programs on the Meston and Chibougamau properties. During 1995, these agreements were amended to extend their term and increase the expenditures. In July 1997, these agreements were further amended to provide that, SOQUEM can earn a 50% interest in the Meston property which comprises 148 claims and one mining concession (and excludes the Joe Mann Mine), in exchange for spending $1.6 million in the five year period ending June 1, 2002 and a 50% interest in the Chibougamau properties, which comprises 198 claims and three mining concessions, by spending $750,000 in the five year period ending June 1, 2002. During 1997, four claims located northwest of the Joe Mann Mine were added to the Meston property agreement, excluding the lateral and at depth extension of the Main Vein of the Joe Mann Mine protected by a 500 foot-wide corridor north of the Main Vein. A separate third agreement was also entered into with SOQUEM covering four claims and one mining concession located northeast of the Joe Mann Mine, excluding the lateral and at depth extension of the Main Vein of the Joe Mann Mine protected by a 500 foot wide corridor north of the Main Vein, pursuant to which SOQUEM can earn a 3.5% net smelter return by expending $400,000 over the five-year period ending June 1, 2002. Meston has the right to repurchase the net smelter return, if earned, for $600,000 on or before June 1, 2002 or $1,000,000 on or before June 1, 2007. Amounts expended under this agreement shall also be credited against the spending requirements under the Meston property agreement. As additional consideration for the 1997 amendments, SOQUEM agreed to fund $100,000 of underground drilling on a north zone of the Joe Mann Mine. This amount was credited to the $1.6 million of required expenditures on the Meston property.

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

     From the inception of the program in 1992 to December 31,1997, SOQUEM had spent approximately $2,548,000 on the Meston property and $2,431,000 on the Chibougamau properties. To December 31, 2000, SOQUEM had incurred additional expenditures under the amendments of $200,000 on the Meston properties and $220,000 on the Chibougamau properties since the effective date of the 1997 amendments. The Corporation is not responsible for sharing expenditures with respect to the referenced properties.

     During 2000, SOQUEM carried out exploration work totaling $75,000 on the Chibougamau properties. On the Meston property, only claim renewal costs of $3000 were incurred in 1999. No exploration work is scheduled for 2001.

CAMPBELL FINANCINGS

     In July, 1994, concurrent with the acquisition of Santa Gertrudis, the Corporation entered into an underwriting agreement with First Marathon Securities Limited pursuant to which the Corporation sold US$11,005,000 aggregate principal amount of 7 1/2% Convertible Subordinated Debentures (Unsecured) (the "7 1/2% Debentures"). The 7 1/2% Debentures will mature on July 21, 2004, the tenth anniversary of their date of issue. The 7 1/2% Debentures are convertible at the option of the holder into Common Shares at any time prior to maturity at a conversion price of US$5.00 per Common Share. The 7 1/2% Debentures are redeemable for cash at any time after the fifth anniversary of the date of issue and, at the Corporation's option, may be redeemed in Common Shares on the basis of one Common Share for each US$5.00 of 7 1/2% Debenture principal being redeemed. The right of the Corporation to redeem the 7 1/2% Debentures for cash or Common Shares is conditional on the average price of the Common Shares exceeding US$5.00 during a period of 20 consecutive days prior to notice of redemption. The Corporation may, at its option, repay the 7 1/2% Debentures at maturity by issuing Common Shares of the Corporation at the conversion price of US$5.00 per Common Share (on a post-consolidation basis). To March 29, 2001, debenture holders had converted US$8,454,000 of debenture principal into 1,690,800 Common Shares (on a post-consolidation basis). Debentures in the amount of US$2,551,000 remain outstanding as of April 12, 2001.

MESTON DEBENTURES AND PREFERENCE SHARES

     During 1991, a predecessor of Meston entered into a corporate restructuring and financing arrangement (the "Financing") in which it issued to a group of Canadian financial institutions $38,000,000 of Guaranteed Subordinate Debentures and Notes (the "Guaranteed Debentures") and $12,000,000 of Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares (the "Preferred Shares") and renounced Canadian development expenses. The Guaranteed Debentures bear interest at varying rates and are repayable upon maturity in 2007. The Preferred Shares are retractable in 2007. In order to secure the obligations in respect of the Guaranteed Debentures and the Preferred Shares, a subsidiary of the Corporation entered into an Interest Rate and Currency Exchange Swap Agreement (the "Swap Agreement") with a major international bank (the "Bank") and irrevocably assigned all amounts receivable under the Swap Agreement directly to the investors. The proceeds of the Swap Agreement will be used to make all interest payments, repay the Guaranteed Debentures upon maturity and retract the Preferred Shares. Accordingly, the Bank is primary obligor under the Financing and the Company is contingently liable should the Bank fail to perform under the agreements.

     The mineral development expenditures which were renounced to the investors in 1991 were based, in part, on independent valuations of certain related mineral properties. Canada Customs and Revenue Agency

(CCRA) has challenged certain of those valuations, and disallowed certain of the renounced flow-through deductions to certain of the investors. The Company may be contingently liable for certain losses or damages to investors, if any, that may result if CCRA is ultimately successful in its challenges.

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

     The Corporation filed preliminary rehabilitation and restoration plans on March 9, 1996, and has filed additional information required thereunder within the extensions granted by Quebec mining authorities. Annual financial guarantees are required to be filed in connection with the rehabilitation and restoration plan within 15 days of approval of the plan. The plan for the Joe Mann Mine site was approved in early 2000 and the first financial guarantee in the amount of $22,050 was posted on March 3, 2000. The plan for the Camchib Mill site is pending approval. The appropriate method of re-mediating acid spots, which have appeared on fifty hectares of previously re-vegetated tailings is currently being reviewed. Two alternate methods are being considered which involve costs ranging from $10,000 to $30,000 per hectare. The Corporation currently estimates that the maximum annual financial guarantees will range from $154,000 in the first year to $1,871,000 in the fourth year for an aggregate of $3,517,500. The total cost of completing the work contemplated under the rehabilitation plans for both the Joe Mann Mine site and the Camchib Mill site is currently estimated at between $1,235,000 and $4,525,000. It is expected that this cost will be partially offset by the salvage value of plant and equipment. A significant portion of this work is to be completed over the life of the mine and as a consequence is not anticipated to have a material effect on the Corporation's financial condition.

     At the Santa Gertrudis Mine in Mexico, based on general regulatory guidelines, total reclamation costs are currently estimated at US$1,055,000 which has been accrued in the Corporation's books. Reclamation work has been ongoing over the past two years. Further reclamation will await the outcome of the efforts being taken with the assistance of Geographe to find an investor in the Santa Gertrudis Property.

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

     Gold prices are subject to volatile price movements over short periods of time and are affected by numerous factors, all of which are beyond the Corporation's control, including expectations for inflation, levels of interest rates, sales of gold by central banks, the demand for gold, global or regional political, economic and banking crises and production rates in major gold producing regions. The aggregate effect of these factors is impossible to predict with any degree of certainty. Although the Corporation does engage in some limited hedging from time to time to protect against a portion of the volatility (as described in Management's Discussion and Analysis and the notes to the consolidated financial statements See Item 7 and note 8 of the financial statements filed under Item 14 of this Annual Report at page F-13), a significant portion of the price movements in gold is not protected. The hedging and other activities involving financial instruments may be subject to margin requirements.

     The Corporation is dependent on the future outlook for one operation, the Joe Mann Mine, as the source of its cash flow. At the Joe Mann Mine, the 2001 Plan is based on a gold price of US$280 per ounce for 2001, US$290 per ounce for 2002 and US$300 per ounce thereafter and anticipates cash operating costs of approximately US$95 per ton. The ability of the Corporation to achieve the cash costs is largely based on the successful adoption of the operating assumptions contained in the 2001 Plan. While the Corporation has undertaken studies and engaged consultants, the actual results will not be known until mining resumes. Should gold prices decrease significantly or the cash cost be higher than projected, the ability of the mine to generate cash flow will be impaired.

     The 2001 Plan also assumes that financing will be available for exploration and development work necessary under the 2001 Plan. There can be no assurance that such financing will be available or as to the timing thereof or that the 2001 Plan will be successfully implemented.

     The figures for mineral reserves presented herein are estimates and no assurance can be given that the anticipated tonnages and grades will be achieved or the indicated level of recovery realized. In addition, no assurance can be given that the gold price on which these estimates are based can be achieved. See "Mineral Reserves" on page 5. As well, lead times required for underground stope and open pit preparation and development in mining operations can affect production decisions and schedules. Gold price fluctuations may render mineral reserves containing relatively lower grades of gold mineralization uneconomic. Moreover, short-term operating factors relating to the mineral reserves, such as the need for orderly development of ore bodies or the processing of new or different ore grades, may cause the Corporation to be unprofitable in any particular accounting period.

     The Corporation carries insurance to protect against certain risks in such amount as it considers adequate. Risks not insured against include political risk, environmental pollution, mine flooding, landslides or other natural hazards relating to climate or topography as well as other hazards which cannot be insured against or which the Corporation may elect not to insure against.

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

ITEM 3.  LEGAL PROCEEDINGS

     During 1996, the Corporation's Mexican subsidiary received import duty assessments claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. The claim against the subsidiary's assets and the additional amount payable arose as a result of the subsidiary not presenting certain import documentation to tax authorities by a prescribed date in connection with their audit of imports of the claimed machinery and equipment during 1990 and 1991 when the mine was not owned by the Corporation. The Corporation, which has all of the required documentation, has not provided for these amounts in its financial statements on the basis of professional advice received indicating the basis for these assessments to be weak and accordingly appealed the assessments on March 5, 1997 before the Local Tax Legal Administration for Revenues in Nogales, Sonora. On May 26, 1997, the Corporation was advised that it was successful in its appeal and that Mexican pesos 9,200,000 was not payable. While the local tax authority was requested by the federal tax authorities to issue a re-assessment which must take into account the basis of the appeal, on May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Corporation has been advised by its Mexican counsel that this assessment is improper as it completely ignores the earlier ruling. Accordingly the Corporation has filed a new appeal before the Federal Tax Court to nullify the assessment. Expert opinions have been submitted and the case is being remitted to the Federal Tax Court. No provision has been made in the financial statements for the amounts assessed on the basis of the earlier ruling and the legal advice received. The charge against certain pieces of machinery and equipment will be released when the final tax assessment is issued.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the Corporation's fiscal year covered by this report, no matters were submitted to the shareholders for approval through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE RANGES FOR COMMON SHARES

QUARTERLY TRADING STATISTICS

COMMON SHARE PRICES

                                         TORONTO STOCK EXCHANGE       NEW YORK STOCK EXCHANGE
                                         -----------------------    ---------------------------
                                                 (CDN$)                        (US$)
2000                                     HIGH    LOW     VOLUME     HIGH      LOW      VOLUME
----                                     ----    ----    -------    -----    -----    ---------
4th Quarter............................   .88     .35    389,204    0.563    0.188    1,456,700
3rd Quarter............................  2.40     .82    364,052     1.75     0.50    2,385,400
2nd Quarter............................  3.70    2.01    172,803     2.50     1.25    1,889,380
1st Quarter............................  4.50    2.20    195,034     3.13     1.43    2,047,940

1999                                     HIGH    LOW     VOLUME     HIGH      LOW      VOLUME
----                                     ----    ----    -------    -----    -----    ---------
4th Quarter............................  4.70    3.10    178,550     3.10     2.20      927,960
3rd Quarter............................  5.30    3.50    223,320     3.80     2.30      165,259
2nd Quarter............................  4.80    3.10    383,090     3.40     2.30      184,210
1st Quarter............................  5.00    2.20    286,500     3.40     1.60      350,187

     On April 12, 2001 the closing price of the Common Shares on The Toronto Stock Exchange was $0.77 and on the New York Stock Exchange composite transactions was US$0.45 as reported by the Globe and Mail.

At the annual and special meeting of shareholders held on May 19, 2000, shareholders approved a consolidation (reverse split) of the Corporation's common shares on the basis of 1 post-consolidation common share for every ten pre-consolidation common shares.

     On February 16, 2001, the Corporation was advised that, based on the business plan filed on December 26, 2000, the New York Stock Exchange ("NYSE") was prepared to continue the listing of the Corporation's Common Shares at that time. Failure of the Corporation to achieve the financial and operational initiatives and goals in the business plan will result in the Corporation being subject to trading suspension at the point that the initiative or goal is not met and application by the NYSE to the Securities and Exchange Commission to delist the Corporation's Common Shares.

     The NYSE will perform regular quarterly reviews of the Corporation's performance compared to the business plan during the 18 month period during which the Corporation must attain the requisite listing standards and has reserved the right to suspend trading at any time.

     Independent of the above 18 month plan requirements, the Corporation's share price is below the NYSE's US$1.00 minimum. The Corporation has committed to seek shareholder approval of its announced business combination at its planned June 8, 2001 annual meeting. The NYSE will then monitor the share price for a period thereafter in response to this corporate action.

     The Corporation maintains frequent communication with the NYSE regarding its performance relative to the business plan and the status of its listing. There can be no assurance that the financial and operational initiatives and goals in the business plan can be achieved and the listing on the NYSE retained.

SHAREHOLDERS

     As of April 12, 2001 Campbell had approximately 8,895 common shareholders of record.

DIVIDEND RECORD AND POLICY

     The Corporation has not paid a dividend on its common shares since 1984. The Corporation's present policy is to retain any earnings to finance future growth. Dividends on the common shares paid to non-residents of Canada will generally be subject to withholding tax under the Income Tax Act (Canada) at the rate of 25%. Such rate may be subject to reduction under the provisions of a tax treaty between Canada and the country in which the recipient is resident. The Canada-U.S. Income Tax Convention (1980) provides for a general reduction in the rate of withholding tax to 15% on dividends paid on shares of a corporation resident in Canada (such as the Corporation) to a resident of the United States, and also provides for a further reduction to 5% where the beneficial owner of the dividend is a corporation, resident in the United States, which owns at least 10% of the voting shares of the corporation paying the dividend.

ITEM 6.  SELECTED FINANCIAL DATA

            FIVE YEAR COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31                2000         1999         1998         1997         1996
OPERATING RESULTS (IN THOUSANDS):  ----------    ---------    ---------    ---------    ---------
Metal Sales......................  $   15,682       22,465       36,388       52,635       67,180
Net Income (loss)................  $  (63,570)     (12,702)     (20,848)     (40,410)       9,012
Cash Flow from (used in)
  operations (before change in
  non-cash operating working
  capital........................  $  (16,017)      (9,435)         411          556       21,439
Capital Expenditures.............  $    7,196        3,526        8,141       27,212       13,968
FINANCIAL POSITION (IN
  THOUSANDS):
Cash and short-term deposits.....  $    4,548       18,219       41,493       13,638        5,875
Money market instruments.........          --        7,958           --       28,097       49,427
Total assets.....................  $   29,600       87,134      102,777      123,882      165,298
Long-term debt...................  $    3,864        3,718        5,652        7,341        7,657
Shareholders' equity.............  $   13,468       75,673       87,469      105,124      142,058
PER SHARE DATA:
Net income (loss) per share......  $    (4.04)       (0.81)       (1.36)       (2.68)        0.62
Book value per share.............        0.85         4.82         5.65         6.94         9.56
OPERATIONAL STATISTICS:
Gold production -- ounces........      38,400       53,700       82,400      112,700      124,800
Gold revenue per ounce -- US
  dollars........................  $      279          276          304          336          396
Cash cost per ounce -- US
  dollars........................  $      463          292          255          288          252
SHARES OUTSTANDING (IN THOUSANDS)
At year end......................      15,784       15,715       15,469       15,145       14,859
Weighted average during year.....      15,733       15,695       15,353       15,055       14,591
FOREIGN EXCHANGE RATE -- US
  DOLLARS:
Year-end/average.................   0.67/0.67    0.69/0.67    0.65/0.67    0.70/0.73    0.73/0.73
High/low.........................   0.69/0.64    0.69/0.65    0.71/0.63    0.75/0.69     0.75/072

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     (EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS) EXCEPT PER SHARE AMOUNTS

                                               1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
YEAR ENDED DECEMBER 31, 2000                   -----------    -----------    -----------    -----------
Metal sales..................................    $ 1,256         3,547          5,947           4,932
Loss from operations.........................    $(2,045)       (5,134)        (7,398)         (5,801)
Net Loss.....................................    $(1,796)       (4,721)        (6,644)        (50,409)
Net loss per share...........................    $ (0.01)        (0.30)         (0.42)          (3.20)
YEAR ENDED DECEMBER 31, 1999
Metal sales..................................    $ 6,601         6,424          5,699           3,741
Loss from operations.........................    $(3,939)       (4,420)        (3,631)         (2,458)
Net Loss.....................................    $(3,048)       (3,923)        (5,677)            (54)
Net loss per share...........................    $ (0.20)        (0.25)         (0.36)          (0.00)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Overview

     The continuing low gold price and operating problems have resulted in a very disappointing year for the Corporation. Operations at the Joe Mann Mine were temporarily suspended in mid November after a very difficult re-start of production in the second quarter. Problems implementing the new cut and fill mining method coupled with the lack of information on the continuation of the veins substantially reduced productivity and considerably increased costs. In early October, operations at the Santa Gertrudis Mine were also suspended due to limited reserves and lower than expected production. In announcing its third quarter results, the Corporation advised that it would be reviewing the carrying value of its mining properties given the gold price environment and status of the various operations and properties. As a result of the continuing decline in gold prices in 2000, and the unlikelihood of a strong price recovery in the near term, Campbell conducted this review using a gold price of US$280 per ounce for 2001, US$290 per ounce for 2002, and US$300 per ounce thereafter.

     The overall write-downs of mining properties total $45.7 million, of which $26.0 million is attributable to the Joe Mann Mine with $10.6 million taken in respect of the Santa Gertrudis Property in Mexico and the additional $9.1 million relating to the Cerro Quema Property in Panama.

     The review of carrying values and the update of mineral reserves at the Joe Mann Mine resulted in the decision to write down the carrying value of the Joe Mann mine by $26.0 million to $14.8 million .

     In addition, the Corporation wrote off the $9.1 million carrying value of the Cerro Quema Property in Panama, acquired in 1996 when the gold price was in the US $400 range. At the Santa Gertrudis Property, with the termination of exploration work, the Corporation wrote down the carrying value by $10.6 million to $2.25 million.

     Decreased gold production from the Joe Mann and Santa Gertrudis mines and the write-downs in the carrying value of mining interests resulted in Campbell recording a loss of $63.6 million, or $4.04 per share for the year ended December 31, 2000, compared to a net loss of $12.7 million or $0.81 per share in 1999. Excluding the write-downs of $45.7 million (nil in 1999), there was a loss from operations of $20.4 million in 2000 compared to a loss from operations of $14.4 million in 1999. The loss per share amounts for 1999 have been restated to take account of the consolidation of the Corporation's shares on a one-for-ten basis in May 2000.

     For the year ending December 31, 2000, there was negative cash flow from operations after the net change in non-cash operating working capital of $13.8 million compared to negative cash flow of $10.3 million for the 1999 fiscal year and a positive cash flow of $3.0 million for 1998. The Corporation's working capital at December 31, 2000 decreased to $7.4 million, including cash and short-term deposits of $4.5 million, compared to working capital of $31.4 million a year earlier.

  Revenue

     Revenue from metal sales decreased in 2000 by 30% to $15.7 million compared to $22.5 million in 1999 and $36.4 million in 1998. The decrease in 2000 is attributable to a 28% reduction in ounces of gold produced, or 38,400 ounces in 2000 compared to 53,700 ounces for 1999 and 82,400 ounces in 1998. The decrease in revenues in 1999 relative to 1998 is due to lower gold prices (9%) and lower gold production (35%).

     As in 1999, the difference between the average gold price realized and the average market price for the year is due to the timing of gold production during the year.

GOLD PRODUCED (OUNCES) :                                2000      1999      1998
------------------------                               ------    ------    ------
  Joe Mann Mine......................................  26,300    51,300    70,100
  Santa Gertrudis Mine...............................  12,100     2,400    12,300
                                                       ------    ------    ------
                                                       38,400    53,700    82,400
  Gold revenue per ounce.............................  US$279    US$276    US$304
  Average market price...............................  US$279    US$279    US$294

     When in full production, Campbell's general policy was to hedge a maximum of 50% of its gold production for up to two years, dependent on the market condition and planned capital expenditure commitments. At the end of the year, the Corporation bought back 20,000 ounces of calls outstanding with maturities in 2002 leaving 33,200 ounces of calls for 2001 at a strike price of US$350 per ounce. These calls are subject to floating gold lease rates against which the Corporation receives an allowance of 1.50%. The calls are marked-to-market and subject to margin calls if the liability exceeds US$3.5 million. An amount of US$560,000 has been deposited as a margin to secure these options.

     During the year, the Corporation produced 550,000 pounds of copper compared to 1,065,000 pounds in 1999 and 1,316,000 pounds in 1998. The decrease in 2000 represents a 48% decrease in production at the Joe Mann Mine. The lower copper grade in 1999 compared to 1998 explains the reduction in the copper production.

JOE MANN MINE

     Production from the Joe Mann Mine decreased by 49% to 26,300 ounces of gold in 2000 compared to 51,300 ounces in 1999 and 70,100 ounces in 1998. The decrease reflects the fact that the mine operated for six and a half months in 2000 compared to ten and a half months in 1999 and twelve months in 1998. In 2000, 138,000 tons of ore were mined compared to 267,000 tons of ore in 1999 and 299,000 tons of ore in 1998. The mill head grade improved by 0.004 ounces of gold per ton to reach 0.208 ounces of gold per ton compared to 0.204 in 1999 and
0.252 in 1998. Problems with the cut and fill mining method, in addition to the impact of high fixed costs at the lower production levels, resulted in an increase in the cash operating cost per ounce to US$465 from US$292 in 1999, and US$257 in 1998.

SANTA GERTRUDIS MINE

     In 2000, 333,000 tonnes of ore were mined at the Santa Gertrudis Mine compared to 98,000 tonnes in 1999, all in the last quarter. The grade of 1.70 g/t in 2000 is 24% less than the 2.24g/t in 1999. The strip ratio doubled in 2000 to 7.70:1 compared to 3.84:1 in 1999. The mine produced 12,100 ounces of gold in 2000, 2,400 ounces in 1999 and 12,300 in 1998. The cash cost per ounce of US$449 compared to US$242 in 1998.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $4.6 million in 2000 compared to $4.7 million in 1999 and $8.2 million in 1997. The decrease in 1999 and 1998 reflects the lower gold production from the Joe Mann Mine and the cessation of the mining activities at both mines in the last two years.

EXPLORATION

     Exploration expenses were $2.4 million in 2000 compared to $2.3 million in 1999 and $2.2 million in 1998 all relating to the Santa Gertrudis Mine.

  Other income (expense)

     Other income was $1.9 million in 2000 compared to $0.8 million in 1999 and $2.4 million in 1998. The increase in 2000 is primarily due to the mark-to-market gain of $1.1 million on the 33,200 ounces call position compared to a loss of $0.8 million in 1999 on the 53,200 ounces call position outstanding at that time.

  Liquidity and capital resources

     For the last two years, negative cash flow from operations before the net change in non-cash operating working capital was $16.0 million and $9.4 million, respectively. The negative cash flow is the results of the decrease in the gold price, lower gold production at the two mines and an increase in the cost of production.

CAPITAL EXPENDITURES

     In 2000, capital expenditures were essentially comprised of the development cost at the Joe Mann Mine of $7.2 million. In the previous year, $1.6 million was used to acquire Minera Roca Roja, an adjoining property to the Santa Gertrudis Mine and $3.5 million was used at the Joe Mann Mine as sustaining capital, to finalize the shaft deepening and to begin development of the newly opened lower mine levels.

  Outlook

     On December 7, 2000, a strategic decision was made to re-focus on the Corporation's Quebec mining assets, a new president and chief executive officer was appointed and the Corporation's executive office was re-located to Montreal, Quebec. Since December 2000, a review of mineral resources and reserves has been carried out, and a development and exploration plan has been prepared that would permit resumption of operations based on certain assumptions. The 2001 Plan concluded that current development was insufficient to permit the required production rates to be achieved and maintained and that a development and long-term exploration program was required to permit planning and development between the 2350 and 3400 foot levels. With the completion of this plan in early March 2001, alternative sources of financing for the development and exploration work are being pursued. It is expected that initial financing will be arranged in the second quarter of 2001.

     On March 28, 2001, the Corporation, MSV Resources Inc. and GeoNova Explorations Inc. announced approval in principle of a merger of the three companies. The transaction is subject to final approval by each Board of Directors as well as regulatory and shareholder approvals. It is expected that details of the transaction will be finalized and forwarded to shareholders of each company by the end of April. The planned merger is being undertaken in order to consolidate the operations of the three companies in the Chibougamau mining camp in northwestern Quebec. It is expected that operating synergies and elimination of multiple public company costs will contribute to making the Chibougamau operations of the continuing company more competitive at current depressed gold and copper prices.

     At the Santa Gertrudis Property, exploration continued until late November when the program was terminated. Discussions are continuing with certain major gold companies to determine their level of interest in pursuing a deep drilling program to search for sulphide mineralization on the property. In late December 2000, Campbell engaged Geographe Corporate Advisory Limited of Vancouver to assist with this process and to help identify a potential purchaser for the near surface potential of the property. These efforts are ongoing.

     Given the sustained lower gold prices and the Corporation's change in corporate strategy, the Corporation reached a verbal understanding in March 2001, to sell its investment in Cerro Quema in return for a 9% net profit interest. The Corporation will also be released from its environmental and mining bonds and the Purchaser will assume all obligations with respect to Cerro Quema project. Documentation is currently being completed and the transaction is expected to close in the second quarter.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See notes to the consolidated financial statements and "Management's Discussion and Analysis" for additional information.

GOLD RISK DISCLOSURES

     The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for jewelry and certain industrial products, and sales by central banks, other holders of gold and gold producers.

     To reduce the impact of negative changes in the gold price the Company may attempt to fix the future price at which the Company's gold production is sold through the use of fixed forward sale contracts, spot deferred gold sale contracts or through the use of various derivative instruments such as puts and calls. Campbell's general policy is to hedge a maximum of 50% of its gold production for up to two years, dependent on market conditions and planned capital expenditure commitments. The following table provides information as of December 31, 2000 with respect to the Company's gold forward and option contracts:

                                                     EXPECTED YEAR OF MATURITY
                                         --------------------------------------------------
                                         2001(2)    2002      2003      2004     THEREAFTER   FAIR VALUE
                                         -------   -------   -------   -------   ----------   ----------
                                                                                               ($000'S)
Call options written(1)
  Ounces...............................   33,200                                                $(228)
  Average price (US$ per o/z)..........  $   350

---------------
(1) The calls are subject to floating gold lease rates against which an allowance of 1.50% is provided.

(2) In December 2000, given the temporary suspension of mining operations, the Corporation bought out call options covering 20,000 ounces maturing in 2002 at a cost of US$270,000 and posted US$560,000 as security for the call options covering 33,200 ounces maturing in 2001.

FOREIGN CURRENCY RISK DISCLOSURES

     The Company's reporting currency is Canadian dollars. The sales price of gold (represents approximately 95% of total metal sales) and copper (represents approximately 5% of total metal sales) is denominated in United States dollars. The Company's Joe Mann Mine is in Canada and its future profitability is impacted by fluctuations in the United States dollar relative to the Canadian dollar. To reduce the impact of the fluctuations in the relative exchange rates on the Company's operations the Company may enter into fixed forward contracts to sell United States dollars and buy either Canadian dollars or Mexican Pesos. At December 31, 2000 the Company had no forward contracts to sell United States dollars.

OTHER FINANCIAL INSTRUMENT RISK DISCLOSURES

     At December 31, 2000, the Company had US$2,576,000 of 7.5% convertible debentures outstanding that mature in 2004. As the Company's financial statements are recorded in Canadian dollars the amount of the liability recorded for the convertible debentures on the balance sheet will fluctuate with changes in the United States to Canadian dollar exchange rates. At December 31, 2000 the estimated fair value of the convertible debentures was US$1,170,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements responsive to this Item are set forth on pages F-1 through F-19 of this Annual Report on Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no disagreements on accounting and financial disclosure that require mention in this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the list of current directors, including their names and ages, place of residence, all positions and offices held with the registrant (including the period during which they have served in such offices), the period during which they have served as a director, and their business experience during the past five years. All directors serve subject to the registrant's by-laws, until the next annual meeting of shareholders or until their respective successors have been duly elected or appointed.

NAME, AGE AND                                                                       DIRECTOR
PLACE OF RESIDENCE             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE          SINCE
------------------       ---------------------------------------------------------  --------
James D. Beatty (56)...  Chief Executive Officer, Trinity Capital Corporation,        1983
  Toronto, Ontario       Toronto, Ontario, investment company.
Michel Blouin (59).....  Lawyer, Lavery, de Billy, Barristers & Solicitors,           2001
  Montreal, Quebec       Montreal, Quebec.

Graham G. Clow (50)....  Mining Engineer; President & Chief Executive Officer,        1996
  Vancouver, BC          Manhattan Minerals Corp., Vancouver, BC; prior to June
                         1998, Senior Vice President, Operations, Breakwater
                         Resources Ltd., President CanZinco Ltd., Toronto,
                         Ontario; prior to June 1996, President, Granduc Mining
                         Corporation; Toronto, Ontario mining companies.
Andre Y. Fortier         President and Chief Executive Officer of the Corporation;    2000
  (60).................  President and CEO of MSV Resources Inc., and Geonova
  Montreal, Quebec       Explorations Limited, Montreal, Quebec.
James C. McCartney       Chairman of the Corporation; National Chairman, McCarthy     1993
  (63).................  Tetrault, Barristers & Solicitors, Toronto, Ontario;
  Toronto, Ontario       Director of Algoma Steel Inc., Sault Ste Marie, Ontario,
                         steel company.
Donald R. Murphy         Consultant; prior to May, 1999, President, Societe de        1987
  (57).................  developpement de la Baie James, government owned
  Rouyn-Noranda, Quebec  corporation; Vice President and Director of MacKenzie Bay
                         International Limited, Director of MSV Resources Inc.,
                         Explorations Arca Inc. and Maude Lake Exploration
                         Limited, Montreal, Quebec; mining and explorations
                         companies.
Francis S. O'Kelly       Mining Engineer.                                             1993
  (59).................
  Lima, Peru
G. E. "Kurt" Pralle      Mining and Metallurgical Consultant.                         1993
  (66).................
  Ramsey, New Jersey
James D. Raymond         Private Investor and Director; Director of Canadian 88       1979
  (75).................  Energy Corporation and Prize Energy Inc., Calgary,
  Montreal, Quebec       Alberta, oil and gas companies; and Denbridge Capital
                         Corporation, Toronto, Ontario, manufacturers-radar and
                         electronics.

EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Corporation, together with the offices of the Corporation held by them, their ages and their experience since January 1, 1994, is set out below:

                                                                     YEARS IN   OTHER POSITIONS AND
NAME                                              OFFICE              OFFICE    BUSINESS EXPERIENCE   AGE
----                                   ----------------------------  --------   --------------------  ---
Andre Y. Fortier.....................  President and Chief              --      Business Executive    60
                                       Executive Officer of the
                                       Corporation
Lorna D. MacGillivray................  Vice President, Secretary        13      Lawyer                49
                                       and General Counsel
Lucie Brun...........................  Vice President, Finance          --      Chartered Accountant  43

     There are no family relationships existing among any of the executive officers or directors of the Corporation.

     As a foreign private issuer pursuant to Rule 3a12-3 under the Securities Exchange Act of 1934 ("Exchange Act"), the registrant is not subject to Section 16 of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table (presented in accordance with the regulation (the "Regulation") made under the Securities Act (Ontario)) sets forth all annual and long-term compensation for services in all capacities to the Corporation and its subsidiaries for the fiscal years ended December 31, 2000, 1999 and 1998 (to the extent required by the Regulation) in respect of the individuals who were at December 31, 2000, the Chief Executive Officer and the other most highly compensated individuals who were serving as executive officers of the Corporation and whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                               --------------------------------   ----------------------------------
                                                                           AWARDS            PAYOUTS
                                                                  ------------------------   -------
                                                                  SECURITIES
                                                                    UNDER      RESTRICTED
                                                      OTHER        OPTIONS/     SHARES OR
                                                      ANNUAL         SARS      RESTRICTED     LTIP      ALL OTHER
NAME AND                       SALARY     BONUS    COMPENSATION    GRANTED     SHARE UNITS   PAYOUTS   COMPENSATION
PRINCIPAL POSITION      YEAR     ($)       ($)        ($)(3)         (#)           ($)         ($)         ($)
------------------      ----   -------    ------   ------------   ----------   -----------   -------   ------------
Andre Y. Fortier......  2000    12,000(1)     --       --               --          --          --            --
  President & Chief     1999        --        --       --               --          --          --            --
  Executive Officer     1998        --        --       --               --          --          --            --
John O. Kachmar.......  2000   267,091        --       --               --         Nil         Nil       373,500(2)
  President & Chief     1999   285,000        --       --          300,000         Nil         Nil        15,750(4)
  Executive Officer     1998   285,000        --       --          600,000         Nil         Nil        17,250(4)
Lorna D.
  MacGillivray........  2000   130,000        --       --               --         Nil         Nil           Nil
  Vice President,       1999   130,000        --       --          100,000         Nil         Nil           Nil
  Secretary &           1998   130,000    15,000       --          150,000         Nil         Nil           Nil
  General Counsel
Paul J. Ireland.......  2000   130,000        --       --                          Nil         Nil           Nil(5)
  Vice President,       1999   130,000        --       --          150,000         Nil         Nil           Nil
  Finance & Chief       1998   130,000    15,000       --           75,000         Nil         Nil           Nil
  Financial Officer

---------------
Notes:

(1) Represents one-month's fee. Andre Fortier is also President and Chief Executive Officer of MSV Resources Inc. and GeoNova Explorations Inc. He receives a monthly fee for his services to the Corporation.

(2) Represents severance payment of $356,250 plus director's fees.

(3) Perquisites and other personal benefits for the Named Executive Officers did not exceed the lesser of $50,000 and 10% of total annual salary and bonus except as discussed.

(4) Represents director's fees.

(5) Mr. Ireland left the Corporation on December 31, 2000 and was paid $96,167 severance in January 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no options/SARs granted to Named Executive Officers in the last fiscal year.

     The following table (presented in accordance with the Regulation) sets forth information concerning the exercise of stock options and SAR's by Named Executive Officers in 2000 and the number and the unrealized value of exercisable and unexercisable stock options held by Named Executive Officers at December 31, 2000.

  AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL
                 YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

                                                                                           VALUE OF UNEXERCISED IN-
                                  SECURITIES                         UNEXERCISED                   THE-MONEY
                                   ACQUIRED      AGGREGATE         OPTIONS/SARS AT               OPTIONS/SARS
                                      ON           VALUE              FY-END (#)                 AT FY-END($)
NAME                              EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                              -----------   -----------   --------------------------   -------------------------
Andre Y. Fortier................      NIL           NIL                   NIL/NIL(1)                NIL/NIL
John O. Kachmar.................      NIL           NIL                   NIL/NIL                   NIL/NIL
  President & CEO
Lorna D. MacGillivray...........      NIL           NIL              31,250/8,750(2)                NIL/NIL
  Vice President, Secretary &
  General Counsel
Paul J. Ireland.................      NIL           NIL                   NIL/NIL                   NIL/NIL
  Vice President, Finance &
  Chief Financial Officer

---------------
Note:

1. Excludes options granted on January 31, 2001 under the Directors' Stock Option Plan to acquire 20,000 Common Shares exercisable at $0.62 share, and options granted under the Employee Incentive Plan to acquire 100,000 Common Shares at $0.62 per share.

2. Excludes options granted on January 31, 2001 under the Employee Incentive Plan to acquire 50,000 Common Shares at $0.62 per share.

EMPLOYEE INCENTIVE PLAN

     The Corporation maintains an Employee Incentive Plan consisting of the Share Purchase Plan, the Share Option Plan, the Share Bonus Plan and the Share Loan Plan. Directors who are not officers do not participate in the Employee Incentive Plan.

  Share Option Plan

     The Share Option Plan is intended to promote the interests of Campbell and its shareholders by making provisions for stock options as an additional incentive to attract, retain and motivate officers and salaried employees. Grants are made at the discretion of the Board of Directors or a committee of the board comprised of members, a majority of whom are not eligible to participate in the Plan (the "Compensation Committee"). The Board of Directors or the Compensation Committee may, in its discretion, determine which officers or employees will be granted options, the number of Common Shares to be the subject of each option, the purchase price of such shares and the duration of the options, which may not exceed five years. The Board of Directors or the Compensation Committee may also impose other terms and conditions respecting any option granted as it may consider appropriate or necessary.

     Freestanding "SARs" are not provided for under the Share Option Plan. The options may, at the discretion of the Board of Directors or the Compensation Committee, be accompanied by SARs which entitle the holder to elect to terminate his or her options, in whole or in part and, in lieu of receiving the Common Shares ("Option Shares") to which the terminated options relate, elect to receive that number of Common Shares, disregarding fractions, which have a total value equal to the product of the number of Option Shares times the difference between the fair value (at the date of such election) and the option price per share of the Option Shares, less any amount withheld on account of income taxes, which income taxes will be remitted on the employee's behalf by the Corporation. All currently outstanding options are accompanied by SARs.

     During 2000, no options were granted under the Share Option Plan to Named Executive Officers. Options to purchase 15,000 Common Shares were granted to an officer who is not a Named Executive Officer. These options were granted to replace options to acquire 15,000 Common Shares which expired on

December 2, 1999, in accordance with their terms and are exercisable at $3.70 per share, as to 25% immediately, with a further 25% becoming exercisable cumulatively on each of the first, second and third anniversary dates. The options were granted for a term of five years and are accompanied by SARs.

     As at December 31, 2000, a total of 152,500 Common Shares were issuable upon exercise of options under the Share Option Plan including 40,000 Common Shares issuable upon exercise of options held by one Named Executive Officer. Such options are exercisable at exercise prices ranging from $3.70 to $14.80 per share. These options expire between August 15, 2001 and March 9, 2005.

  Share Purchase Plan

     The Share Purchase Plan is designed to encourage employees of Campbell to purchase Common Shares on a regular basis. Employees of Campbell who have been continuously employed by Campbell for at least one year, or less at the discretion of the Compensation Committee or the Board of Directors, are eligible each January 1 to participate in the Share Purchase Plan. Each eligible employee may contribute up to 5% of his or her basic salary to the Share Purchase Plan through monthly deductions. On a quarterly basis, Campbell will contribute an amount equal to 50% of the employee's contributions to such date and each participating employee will then be issued Common Shares having a value equal to the aggregate amounts contributed by such employee and Campbell. In 2000, 17,683 Common Shares were issued to Lorna D. MacGillivray in respect of which Campbell contributed $3,250 and 2,500 Common Shares were issued to Andre Y. Fortier in respect of which Campbell contributed $300 and 113,954 Common Shares were issued to employees who are not Named Executive Officers in respect of which Campbell contributed $24,578 pursuant to the Share Purchase Plan. Of these Common Shares, 61,030 were issued at March 31, 2000, 9,152 Common Shares were issued at June 30, 2000, 30,649 Common Shares were issued September 30, 2000 and 13,123 Common Shares were issued December 31, 2000. The issue prices were $0.35, $2.50, $0.82 and $0.36 respectively.

  Share Bonus Plan

     The Share Bonus Plan is intended to promote the interests of Campbell and its shareholders by permitting the Board of Directors or the Compensation Committee, in its discretion, to issue Campbell Common Shares to full-time salaried employees of Campbell as a bonus in recognition of services provided to Campbell by such employee. The issue of Common Shares to such employee may be subject to such terms and conditions as are determined by the Board of Directors or the Compensation Committee. During 2000, no Common Shares were issued pursuant to the Share Bonus Plan.

  Share Loan Plan

     The Share Loan Plan is intended to provide an additional incentive to motivate full time officers who will make important contributions to the success of Campbell by assisting such persons to acquire shares of the Corporation. The Compensation Committee may in its discretion make loans to full time officers of the Corporation. Such loans shall be subject to such terms and conditions including rates of interest, if any, as the Compensation Committee may consider appropriate. During 2000, no loans were granted and no loans are outstanding under the Share Loan Plan.

INDEBTEDNESS OF DIRECTORS AND OFFICERS

     No directors or officers of the Corporation are indebted to the Corporation.

PENSION PLAN

     The Corporation has a defined benefit pension plan (the "Pension Plan") available on a voluntary basis to all employees of the Corporation and its subsidiaries other than those who are subject to the provisions of a collective agreement. The Pension Plan provides a pension equal to 2% of the average annual salary not including bonuses and other compensation during the three most highly paid years for each year of credited service subject to the maximum benefit limitation applicable to registered pension plans under the Income Tax Act (Canada). Benefits under the Pension Plan are vest after two years. Early retirement is permitted after age 55, subject to reductions. The Pension Plan also provides that certain members may be designated as "Class A" non-contributory members. Head office and certain senior employees have been designated as "Class A" non-contributory members.

     The following table sets forth the benefits calculated under the Pension Plan at various salary levels and years of employment on the assumption such benefits become payable upon retirement at age sixty-five. Benefits under the Pension Plan are not reduced by social security or other offset amounts. The payment of such benefits is subject to the maximum benefit limitation applicable to registered pension plans under the Income Tax Act (Canada) which currently is $1,722 for each year of service.

                               PENSION PLAN TABLE

                             YEARS OF SERVICE
              -----------------------------------------------
REMUNERATION    15        20        25        30        35
------------  -------   -------   -------   -------   -------
125,000        37,500    50,000    62,500    75,000    87,500
150,000        45,000    60,000    75,000    90,000   105,000
175,000        52,500    70,000    87,500   105,000   122,500
200,000        60,000    80,000   100,000   120,000   140,000
225,000        67,500    90,000   112,500   135,000   157,500
250,000        75,000   100,000   125,000   150,000   175,000
300,000        90,000   120,000   120,000   180,000   210,000
400,000       120,000   160,000   200,000   240,000   280,000

     Under the Pension Plan, Ms. MacGillivray had 7.4 years of credited service. Upon ending their terms of employment, Mr. Kachmar had 9.9 years of credited service, and Mr. Ireland had 4 years of credited service under the Pension Plan at December 31, 2000, in respect of which they transferred lump sum payments in the amounts of $173,253 and $18,506 respectively to locked-in Registered Retirement Savings Plans.

EMPLOYMENT CONTRACTS

     On December 1, 1994, the Corporation entered into an employment agreement with Mr. Kachmar as President and Chief Executive Officer. The agreement stipulated, among other things, a base salary of $285,000 per annum effective January 1, 1997 and provided that in the event that Mr. Kachmar's employment was terminated, he would be entitled to be paid up to thirty-six months' salary and benefits. In the event of a change of control, as defined, Mr. Kachmar would have been entitled to resign within six months thereof and be paid thirty-six months' salary and benefits. The agreement also provided that in the event of resignation or termination, options held by Mr. Kachmar will immediately become fully exercisable. Such options would expire ninety days after resignation or termination.

     In connection with a change in corporate strategy and refocus on its on Chibougamau assets, on December 7, 2000, Mr. Kachmar resigned as President and Chief Executive Officer and director. Details of his negotiated severance arrangements are set out in the Executive Compensation table on page 24 above.

     On December 10, 1996, the Corporation entered into an employment agreement with Mr. Paul J. Ireland as Vice President, Finance and Chief Financial Officer. The agreement stipulates a base salary of $130,000 effective January 1, 1997 and provided that in the event that his employment was terminated, he would be entitled to be paid up to twenty-four months' salary and benefits. In the event of a change of control, as defined, Mr. Ireland would have been entitled to resign within six months thereof and be paid twenty-four months' salary and benefits. The agreement also provided that in the event of resignation or termination, options held by Mr. Ireland would immediately become fully exercisable. Such options would expire ninety days after resignation or termination.

     Also in connection with this change in corporate strategy, Mr. Ireland resigned as Vice President and Chief Financial Officer on December 31, 2000. Details of his negotiated severance arrangements are also set out in the Executive Compensation table on page 24 as above.

     On December 1, 1994, the Corporation entered into an employment agreement with Ms. MacGillivray as Vice President, Secretary and General Counsel. The agreement stipulates among other things, a base salary of $130,000 per annum effective January 1, 1997 and provides that in the event that Ms. MacGillivray's employment is terminated, she will be entitled to be paid up to twenty-four months' salary and benefits. In the event of a change of control, as defined, Ms. MacGillivray will be entitled to resign within six months thereof and be paid twenty-four months' salary and benefits. The agreement also provides that in the event of resignation or termination, options held by Ms. MacGillivray will immediately become fully exercisable. Such options will expire ninety days after resignation or termination.

COMPOSITION OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors considers and approves compensation, remuneration and incentive arrangements for directors, officers and senior employees of the Corporation. The members of the Compensation Committee are James C. McCartney, Q.C. (Chairman), James D. Beatty and G. E. "Kurt" Pralle. Mr. McCartney is Chairman of the Corporation and he is also Chairman of the Compensation Committee. Mr. McCartney is a senior partner with the law firm McCarthy Tetrault which provides legal advice to the Corporation. Neither Mr. Beatty nor Mr. Pralle is, nor was, at any time, an officer or employee of the Corporation or any of its subsidiaries. In 1994, the Committee established an executive compensation philosophy and policy to be followed in its future consideration of executive compensation and incentive arrangements.

EXECUTIVE COMPENSATION PHILOSOPHY AND POLICY

     The Corporation's Executive Compensation Policy is primarily based on a pay for performance philosophy. The main objective of the policy is the alignment of all financial reward systems with shareholder interests. The compensation structure must also reflect the Corporation's current financial position and the scope of its operations. As a consequence, a heavy emphasis is placed on the long-term business objectives of creating wealth, decreasing risk by expanding operations, and providing returns to the Corporation's shareholders.

     The particular elements of the executive compensation program for senior executives of the Corporation, designed to encourage, compensate and reward employees on the basis of individual and corporate performance, may be summarized as follows:

     - BASE SALARY The program is designed to attract and retain executive officers by delivering a competitive rate of base pay. Market competitive rates will be determined by comparison with average compensation levels of comparable mining companies. It is believed that the average pay of these companies is a reasonable reference point from which to target and manage base pay, while recognizing the need for executive level experience and skills in the current phase which will further the Corporation's achievement of its growth objectives.

     - ANNUAL INCENTIVE COMPENSATION The Corporation currently does not offer a short-term variable pay or incentive plan but may in future implement an annual incentive plan. The Corporation's Employee Incentive Plan has a Share Bonus Plan component, which may be used to provide annual incentive compensation. The use of this plan can combine both short and longer term incentives and, through increased share holding, would also align the interests of executive officers with those of the Corporation's shareholders. Grants of annual bonuses would be based on the employee's contribution towards the Corporation's success in meeting its goals.

     - STOCK OPTION PROGRAMS The Corporation strongly believes that by providing those persons who have substantial responsibility for the management and growth of the Corporation with an opportunity to acquire the Corporation's stock, the interests of shareholders and executives will be increasingly aligned. The number of stock options that will be granted to executive officers will be based on competitive practices of comparable mining companies and will reflect an emphasis on long-term performance awards. Options will generally become exercisable gradually over their term and will generally be for a five-year term.

REPORT ON EXECUTIVE COMPENSATION

     In March 2000, the Compensation Committee considered the long-term incentive arrangements of the Corporation. The level of outstanding and expiring stock options under the Employee Incentive Plan and the high exercise prices were reviewed. The Committee considered the recommendation of the Chief Executive Officer that, given current market conditions and continuing low gold prices no new options be granted, other than the grant of 15,000 options to a Non-Executive Officer in replacement of recently expired options, and no change be made to existing options. In approving the grant of options, consideration of number, terms and pricing of previously outstanding options, the employee's level of responsibility and potential contribution to the Corporation achieving its long-term goals.

     On January 31, 2001, in context of the change in the Corporation strategy and the impact of sustained low-grade prices and disappointing operating results, the Compensation Committee reviewed executive and directors' compensation. The Committee reviewed and confirmed the monthly fee payable to the President and Chief Executive Officer of $12,000. The Committee also approved payment to MSV Resources Inc. for services rendered by the Vice President, Finance at an hour rate based on her annual salary of $100,000 payable by MSV Resources Inc.

     The Committee also approved continuation of the current salary of the Vice President, Secretary and General Counsel on the basis that one third of her time will be spent on corporate secretarial and legal matters of Zemex Corporation in consideration for which Zemex will pay the Corporation $4,500 per month. Zemex will also provide office space for the Corporation's registered office.

     At its meeting held on January 31, 2001, the Committee also considered and determined to replace options held by directors that had expired in December 2000, and issue new options to acquire 10,000 Common Shares at $0.62 per share, under the Directors' Stock Option Plan, to compensate directors for the reduction in Directors' fees.

     Given the historical low gold prices, it was determined that no annual incentive awards be awarded. Cash compensation of executive officers was reduced and is in the lower half of the peer group levels.

March 30, 2001                                           COMPENSATION COMMITTEE
                                                         James D. Beatty
                                                         James C. McCartney, Q.C.
                                                         G. E. "Kurt" Pralle

                      SHAREHOLDER RETURN PERFORMANCE GRAPH

     The chart below (as required by the Regulation) compares the yearly percentage change in the cumulative total shareholder return on the Corporation's Common Shares against the cumulative total shareholder return of The TSE 300 Stock Index and the TSE Gold and Precious Metals Index for the five fiscal year periods commencing December 31, 1995 and ending December 31, 2000.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
[FIVE YEAR COMPARISON GRAPH]

                                                                                                         GOLD & PRECIOUS METALS
                                                     CCH STOCK PRICE              TSE 300 INDEX                   INDEX
                                                     ---------------              -------------          ----------------------
1995                                                     100.00                      100.00                      100.00
1996                                                      94.70                      128.35                      109.16
1997                                                      40.15                      147.57                       62.05
1998                                                      27.27                      145.23                       58.00
1999                                                      17.42                      191.29                       48.14
2000                                                       2.73                      205.46                       43.34

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the knowledge of the Corporation, as of April 12, 2001, the following is the only party who beneficially owned or exercised control or direction over more than 5% of the Common Shares of the Corporation:

NAME AND ADDRESS                                       NUMBER OF COMMON SHARES    PERCENTAGE OF CLASS
----------------                                       -----------------------    -------------------
David A. Rocker......................................         1,305,350(1)                8.3%
Rocker Partners, L.P.
Suite 1759, 45 Rockefeller Plaza
New York, New York 10111

---------------
(1) Based on U.S. Securities and Exchange Commission Schedule 13G filing dated February 9, 2001. Includes: (i) 703,160 shares of Campbell Resources Inc. common stock owned by Rocker Partners, L.P., a New York limited partnership and (ii) 602,190 shares of Campbell Resources Inc. common stock owned by Compass Holdings, Ltd., a corporation organized under the International Business Companies Ordinance of the British Virgin Islands. David A. Rocker has sole voting and dispositive power over the aggregate amount of 1,305,350 shares of the Common Stock by virtue of his respective positions as the sole managing partner of Rocker Partners, L.P. and, as president of Rocker Offshore Management Company, Inc. the investment adviser to Compass Holdings, Ltd.

     The following table lists the number of Common Shares beneficially owned by each director and the current executive officer listed in the table under the caption "Executive Compensation" in the Proxy Circular. The percentage ownership calculation for each owner has been made on the basis that there are outstanding 15,788,628 Common Shares.

NAME                                                          NUMBER OF SHARES    % OF CLASS
----                                                          ----------------    ----------
James D. Beatty.............................................          250(1)           *
Michel Blouin...............................................          Nil(2)           *
Graham G. Clow..............................................          250(3)           *
Andre Y. Fortier............................................        2,500(4)           *
James D. McCartney..........................................        7,500(5)           *
Donald R. Murphy............................................          Nil(1)           *
Francis S. O'Kelly..........................................          500(6)           *
G.E. "Kurt" Pralle..........................................       10,000(6)           *
James D. Raymond............................................        1,000(7)           *
Lorna D. MacGillivray.......................................       21,315(8)           *
All directors and executive officers as a group.............       43,315(*)         .27%

---------------
Notes:

(1) Excludes 60,000 Common Shares subject to option of which 60,000 are currently exercisable or exercisable within the next 60 days.

(2) Excludes 20,000 Common Shares subject to option of which 20,000 are currently exercisable or exercisable within the next 60 days.

(3) Excludes 45,000 Common Shares subject to option of which 45,000 are currently exercisable or exercisable within the next 60 days.

(4) Excludes 120,000 Common Shares subject to option of which 120,000 are currently exercisable or exercisable within the next 60 days

(5) Excludes 105,000 Common Shares subject to option of which 105,000 are currently exercisable or exercisable within the next 60 days.

(6) Excludes 50,000 Common Shares subject to option of which 50,000 are currently exercisable or exercisable within the next 60 days.

(7) Excludes 70,000 Common Shares subject to option of which 70,000 are currently exercisable or exercisable within the next 60 days.

(8) Excludes 90,000 Common Shares subject to option of which 81,250 are currently exercisable or exercisable within the next 60 days.

 *  Less than 1% of the outstanding Common Shares.

     As of April 12, 2001, the directors and executive officers of the Corporation as a group beneficially owned 43,315 Common Shares representing approximately 0.27% of the outstanding Common Shares of the Corporation excluding 670,000 Common Shares subject to option. The information as to Common Shares beneficially owned or over which control or direction is exercised, not being within the knowledge of the Corporation, has been furnished by the respective directors and officers individually.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No reportable transactions or relationships involving the registrant and any of its directors or officers existed during the last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) Financial statements and independent auditors' report as filed as part of this report.

     (a)   Auditors' Report;

     (b) Consolidated Balance Sheets at December 31, 2000 and 1999, which information is found on page F-3 of this report;

     (c) Consolidated Statements of Operations for the three years ended December 31, 2000, 1999 and 1998 which information is found on page F-4 of this report;

     (d) Consolidated Statements of Retained Earnings (Deficit) for the three years ended December 31, 2000, 1999 and 1998 which is found on page F-5 of this report;

     (e) Consolidated Statements of Cash Flows for the three years ended December 31, 2000, 1999 and 1998 which is found on page F-6 of this report;

     (f) Notes to the Consolidated Financial Statements for the three years ended December 31, 2000, 1999 and 1998 which is found on page F-7 of this report.

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

   (D) refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1996 dated March 26, 1997 (Commission file number 1-8488) and incorporated herein by reference.

   (E) refers to documents previously filed as an exhibit to Campbell's Annual Report on Form 10-K for the year ended December 31, 1999 dated March 27, 2000 (Commission file number 1-8488 and incorporated herein by reference).

   (F) refers to documents previously filed as an exhibit to Campbell's registration statement on Form S-8 (Registration No. 333-93063) and incorporated herein by reference.

   (G) refers to documents previously filed as an exhibit to Campbell's Current Report on Form 8-K dated May 19, 2000 (Commission file number 1-8488) and incorporated herein by reference.

   Exhibits in parentheses are references to the Exhibit No. of the filing indicated.

3 Articles of Incorporation and By-Laws

3.1   Restated Articles of Incorporation dated August 9, 1999(E) (Exhibit 4(a))

3.2 Articles of Amendment dated May 19, 2000 consolidating the Common Shares on the basis of one post consolidation Common Share for every ten pre-consolidation Common Share.(G) (Exhibit 3.1)

3.11  By-Law No. 1 as amended and as in effect on the date hereof(A) (Exhibit
      3.12)

3.12  Amendment of By-Law No. 1(A) (Exhibit 3.11)

4 Instruments Defining the Rights of Security Holders Including Indentures

4.1 Trust Indenture made as of July 21, 1994 between the Corporation and Montreal Trust Company of Canada regarding the 7 1/2% Convertible Subordinated Debentures(B) (Exhibit 4.1)

10 Material Contracts

   Management Contracts and Compensatory Plans and Arrangements

10.1  The Corporation's Employee Incentive Plan as amended(F) (Exhibit (99)

10.2 Amended Employment Agreement dated December 1, 1994 between the Corporation and John O. Kachmar(B) (Exhibit 10.2)

10.3 Amended Employment Agreement dated December 1, 1994 between the Corporation and Lorna D. MacGillivray(B) (Exhibit 10.3)

10.4 Amended Employment Agreement dated December 10, 1996 between the Corporation and Paul J. Ireland(D) (Exhibit 10.4)

10.5  Directors' Stock Option Plan(C) (Exhibit 10.8)

   Material Contracts

10.6 Royalty Agreement with Repadre Capital Corporation made as of April 23, 1993.(C) (Exhibit 10.14)

21.1  Significant subsidiaries.

23.1  Consent of KPMG LLP.

23.2  Consent of Met-Chem Canada Inc.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed in the fourth quarter of 2000.

(c) Exhibits

     Exhibits are listed under (a) 3 above.

(d) Financial Statements Schedules required by Regulation S-X which are excluded from the Corporation's Annual Report To Shareholders for the Year Ended December 31, 2000.

     Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMPBELL RESOURCES INC.

Dated: April 12, 2001                     By:     /s/ ANDRE Y. FORTIER
                                            ------------------------------------
                                                      Andre Y. Fortier
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----
/s/ ANDRE Y. FORTIER                                 President and Chief Executive        April 12, 2001
---------------------------------------------------    Officer
Andre Y. Fortier                                       Principal Executive Officer
                                                       And Director

/s/ LUCIE BRUN                                       Vice President, Finance Principal    April 12, 2001
---------------------------------------------------    Financial and Principal
Lucie Brun                                             Accounting Officer

/s/ JAMES D. BEATTY                                  Director                             April 12, 2001
---------------------------------------------------
James D. Beatty

/s/ GRAHAM G. CLOW                                   Director                             April 12,2001
---------------------------------------------------
Graham G. Clow

/s/ MICHEL BLOUIN                                    Director                             April 12, 2001
---------------------------------------------------
Michel Blouin

/s/ JAMES C. MCCARTNEY                               Chairman of the Board of Directors   April 12, 2001
---------------------------------------------------    and Director
James C. McCartney, Q.C.

/s/ DONALD R. MURPHY                                 Director                             April 12, 2001
---------------------------------------------------
Donald R. Murphy

/s/ FRANCIS S. O'KELLY                               Director                             April 12, 2001
---------------------------------------------------
Francis S. O'Kelly

/s/ G.E."KURT" PRALLE                                Director                             April 12, 2001
---------------------------------------------------
G.E."Kurt" Pralle

/s/ JAMES D. RAYMOND                                 Director                             April 12, 2001
---------------------------------------------------
James D. Raymond

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

To the Shareholders of
Campbell Resources Inc.:

     The accompanying consolidated financial statements of the Company were prepared by management in accordance with accounting principles generally accepted in Canada, consistently applied and within the framework of the summary of significant accounting policies in these consolidated financial statements. Management is responsible for all information in the annual report. All financial and operating data in the annual report is consistent, where appropriate, with that contained in the consolidated financial statements.

     A system of internal accounting control is maintained in order to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system includes established policies and procedures, the selection and training of qualified personnel and an organization providing for appropriate delegation of authority and segregation of responsibilities.

     The Board of Directors discharges its responsibilities for the consolidated financial statements primarily through the activities of its Audit Committee composed of three directors, none of whom are members of management. This Committee meets with management to assure that it is performing its responsibility to maintain financial controls and systems and to approve the annual consolidated financial statements of the Company. The Audit Committee also meets with the independent auditors to discuss the results of their audit and their audit report prior to submitting the consolidated financial statements to the Board of Directors for approval.

     The consolidated financial statements have been audited on behalf of the shareholders by the Company's independent auditors, KPMG LLP, in accordance with generally accepted auditing standards. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.


/s/ ANDRE Y. FORTIER                                     /s/ LUCIE BRUN
---------------------------------------------------      ----------------------------------------------
Andre Y. Fortier                                         Lucie Brun
President and                                            Vice President, Finance
Chief Executive Officer

                               [KPMG letterhead]

                                AUDITOR'S REPORT

To the Board of Directors and Shareholders

     We have audited the consolidated balance sheets of Campbell Resources Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for each of the years in the two-year period ended December 31, 1999, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.

     Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the three year period ended December 31, 2000 and shareholders' equity as at December 31, 2000 and 1999 to the extent summarized in Note 12 to the consolidated financial statements.

/s/ KPMG LLP
Toronto, Canada
April 3, 2001

                            CAMPBELL RESOURCES INC.

                          CONSOLIDATED BALANCE SHEETS
                               AS AT DECEMBER 31,
                  (EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

                                                                2000         1999
                                                              ---------    --------
ASSETS
CURRENT ASSETS
Cash and short-term deposits................................  $   4,548    $ 18,219
Money market instruments....................................         --       7,958
Receivables.................................................      1,684       1,999
Restricted cash.............................................        840          --
Inventories (note 2)........................................      4,420       4,891
Prepaids....................................................        539         460
                                                              ---------    --------
          Total current assets..............................     12,031      33,527
                                                              ---------    --------
OTHER ASSETS................................................        628         194
FUTURE INCOME TAX ASSETS (NOTE 6)...........................      1,742          --
MINING INTERESTS (NOTE 3)...................................     15,199      53,413
                                                              ---------    --------
          Total assets......................................  $  29,600    $ 87,134
                                                              =========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $   2,195    $  1,104
Accrued liabilities.........................................      1,590       1,003
Future income tax liabilities (note 6)......................        886          --
                                                              ---------    --------
          Total current liabilities.........................      4,671       2,107
                                                              ---------    --------
ACCRUED RECLAMATION.........................................      6,513       2,169
CONVERTIBLE DEBENTURES (NOTE 4).............................      3,864       3,718
FUTURE INCOME TAX LIABILITIES (NOTE 6)......................        856       1,716
OTHER LIABILITIES...........................................        228       1,751
SHAREHOLDERS' EQUITY
Capital stock (note 5)......................................    125,355     125,339
Foreign currency translation adjustment.....................      1,258         593
Deficit.....................................................   (113,145)    (50,259)
                                                              ---------    --------
          Total shareholders' equity........................     13,468      75,673
                                                              ---------    --------
          Total liabilities and shareholders' equity........  $  29,600    $ 87,134
                                                              =========    ========
Commitments and contingencies (notes 1 and 8)
Subsequent event (note 13)

Approved by the Board /s/ James D. Beatty, Director /s/ Andre Y. Fortier,
Director

        See accompanying notes to the consolidated financial statements.

                            CAMPBELL RESOURCES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
     (EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                             2000         1999         1998
                                                           --------    ----------    --------
METAL SALES..............................................  $ 15,682    $   22,465    $ 36,388
                                                           --------    ----------    --------
EXPENSES
  Mining.................................................    25,272        25,646      33,449
  General administration.................................     2,633         2,875       2,648
  Severance pay..........................................       761            --          --
  Depreciation and amortization..........................     4,641         4,699       8,191
  Exploration............................................     2,370         2,299       2,219
  Care and maintenance...................................       383         1,394          --
                                                           --------    ----------    --------
                                                             36,060        36,913      46,507
                                                           --------    ----------    --------
Loss from operations before writedown and loss on sale of
  mining interests.......................................   (20,378)      (14,448)    (10,119)
Writedown and loss on sale of mining interests (note
  3).....................................................    45,674            --      12,508
                                                           --------    ----------    --------
Loss from operations.....................................   (66,052)      (14,448)    (22,627)
                                                           --------    ----------    --------
Other income (expense)
  Other income...........................................     1,900           843       2,396
  Convertible debenture interest expense.................      (318)         (351)       (526)
                                                           --------    ----------    --------
                                                              1,582           492       1,870
                                                           --------    ----------    --------
Loss before taxes........................................   (64,470)      (13,956)    (20,757)
Income and mining tax recovery (expense).................       900         1,254         (91)
                                                           --------    ----------    --------
NET LOSS.................................................  $(63,570)   $  (12,702)   $(20,848)
                                                           ========    ==========    ========
LOSS PER SHARE (NOTE 5)..................................  $  (4.04)   $    (0.81)   $  (1.36)
                                                           ========    ==========    ========

        See accompanying notes to the consolidated financial statements.

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31,
                  (EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

                                                             2000          1999         1998
                                                          ----------    ----------    --------
Balance at beginning of year............................  $  (50,259)   $  (37,557)   $(16,709)
Change in accounting policies
  Income taxes (note 1).................................         684            --          --
Net loss................................................     (63,570)      (12,702)    (20,848)
                                                          ----------    ----------    --------
Balance at end of year..................................  $ (113,145)   $  (50,259)   $(37,557)
                                                          ==========    ==========    ========

        See accompanying notes to the consolidated financial statements.

                            CAMPBELL RESOURCES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                  (EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

                                                               2000        1999        1998
                                                             --------    --------    --------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss...................................................  $(63,570)   $(12,702)   $(20,848)
Items not involving cash
  Depreciation and amortization............................     4,641       4,699       8,191
  Writedown and loss on sale of mining interests...........    45,674          --      12,508
  Future tax recovery......................................    (1,032)     (1,900)       (582)
  Other....................................................    (1,730)        468       1,142
                                                             --------    --------    --------
                                                              (16,017)     (9,435)        411
Net change in non-cash operating working capital...........     2,217        (842)      2,551
                                                             --------    --------    --------
                                                              (13,800)    (10,277)      2,962
                                                             --------    --------    --------
FINANCING ACTIVITIES
Issues of capital stock....................................        77          65         177
Other......................................................       (61)         --          --
                                                             --------    --------    --------
                                                                   16          65         177
                                                             --------    --------    --------
INVESTING ACTIVITIES
Expenditures on mining interests...........................    (7,196)     (3,526)     (8,141)
Purchase of Roca Roja claims...............................        --      (1,562)         --
Proceeds on sale of assets.................................        --          --       3,876
Restricted cash............................................      (840)         --          --
Money market instruments...................................     8,000      (7,800)     28,097
Decrease in other assets...................................        --         157         313
                                                             --------    --------    --------
                                                                  (36)    (12,731)     24,145
                                                             --------    --------    --------
Effect of exchange rate change on cash and short-term
  deposits.................................................       149        (331)        571
                                                             --------    --------    --------
Increase (decrease) in cash and short-term deposits........   (13,671)    (23,274)     27,855
Cash and short-term deposits at beginning of year..........    18,219      41,493      13,638
                                                             --------    --------    --------
Cash and short-term deposits at end of year................  $  4,548    $ 18,219    $ 41,493
                                                             ========    ========    ========
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Receivables..............................................       315         654       2,152
  Inventories and prepaids.................................       224        (134)      2,707
  Accounts payable.........................................     1,091      (1,150)     (1,735)
  Accrued liabilities......................................       587        (212)       (573)
                                                             --------    --------    --------
                                                             $  2,217    $   (842)   $  2,551
                                                             ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                            CAMPBELL RESOURCES INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are prepared by management in accordance with accounting principles generally accepted in Canada and, except as described in note 12, conform in all material respects with accounting principles generally accepted in the United States. The principal accounting policies followed by Campbell Resources Inc. (the "Company"), which have been consistently applied, are summarized as follows:

     UNCERTAINTIES AND USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expense during the period. Actual results could differ from estimates. During the fiscal periods presented, management has made a number of significant estimates and valuation assumptions, including estimates of the net realizable value of accounts receivable, inventory, the useful lives of capital assets, the recoverability of mining interests, the future costs associated with environmental and site restoration matters, and the fair value of financial assets and liabilities. These estimates and valuation assumptions are based on current information and management's planned course of action, as well as assumptions about future business and economic conditions. Should the underlying valuation assumptions and estimates change, the recorded amounts could change by a material amount. The Company's ability to discharge its liabilities and realize the carrying value of its assets in the normal course of operations is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete exploration and development, and future profitable production or proceeds from disposition of its interests.

     INTERCORPORATE INVESTMENTS: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

     CASH AND SHORT-TERM DEPOSITS, MONEY MARKET INSTRUMENTS: Cash and short-term deposits consist of cash-on-hand, balances with banks and short-term money market instruments (maturity on acquisition of less than 90 days) and are carried at amortized cost, which approximates market. Money market instruments with maturity on acquisition of more than 90 days are carried at amortized cost, which approximates market. The Company's policy is to invest in highly rated instruments and to limit the amount of credit exposure to any one institution.

     INVENTORIES: Mining and milling materials and supplies are valued at the lower of average cost and net replacement cost. Work-in-process is valued at the lower of average production cost or net realizable value. Production costs include direct labour, benefits, supplies and equipment operating costs and maintenance.

     MINING INTERESTS: Plant and equipment are recorded at cost with depreciation generally provided either on the unit-of-production method over the estimated economic life of the mine to which they relate or on the straight-line method over their estimated useful lives.

     Mining properties and deferred mining expenditures are recorded at cost and are depleted on the unit-of-production method over the estimated economic life of the mine to which they relate. Development costs incurred to expand existing capacity, develop new ore bodies and develop property substantially in advance of production are capitalized.

     Exploration expenditures are charged to income in the period incurred except where these costs relate to specific properties for which economically recoverable reserves exist, in which case they are deferred. Significant property payments for active exploration properties are capitalized. If no mineable ore body is discovered, previously capitalized costs are expensed.

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

     Mining properties and deferred expenditures are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Conditions that may trigger an impairment assessment include changes in reserve estimates, commodity prices or estimated operating and reclamation costs. If estimated future net cash flows expected to result from the use of the properties and their eventual disposition are less than the carrying amount, then these properties are written down to their estimated recoverable amount determined on a non-discounted basis. Estimated future net cash flows are based on currently estimated reserves and current estimates of future commodity prices, operating and reclamation costs.

     STOCK-BASED COMPENSATION PLANS: The Company has two stock-based compensation plans, which are described in note 5. No compensation expense is recognized for these plans when stock or stock options are issued to directors or employees unless stock appreciation rights ("SAR") accompany the options. When stock is issued on the exercise of a stock option under a SAR, the difference between the market price and the option price is recorded as compensation expense and credited to share capital. Any consideration paid by employees on the exercise of stock options or purchase of stock is credited to share capital.

     SITE RESTORATION: Provisions are established for estimated future costs of site restoration of mining properties, including the removal of production facilities at the end of their useful lives. Costs are based upon estimates of the anticipated method and extent of site restoration to meet current legal and industry standards. These standards are continually changing and the estimated provision is reviewed annually. The estimated future costs are accrued over the estimated life of the underlying asset and the annual charge, determined on the same basis as the amortization of the underlying asset, is included in mining costs.

     RECOGNITION OF METALS REVENUE: Gold and copper revenues are recognized at the time of production. Receivables include gold and gold concentrate settled subsequent to year end, which are recorded at estimated net realizable value.

     INCOME TAXES: The Company changed its policy for accounting for income taxes by adopting, effective January 1, 2000, the Canadian Institute of Chartered Accountants Handbook Section 3465 "Income Taxes". This required a change from the deferral method of accounting for income taxes to the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying value and the tax basis of assets and liabilities.

     Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The change has been adopted retroactively without restatement of prior years financial statements resulting in the deficit at January 1, 2000 being reduced by $684,000.

     COMMODITY AND FOREIGN EXCHANGE CONTRACTS: The Company uses forward and option contracts to hedge the effect of exchange rate changes on foreign currency exposures, and forward and option contracts to hedge the effect of price changes on a portion of the commodities it sells. Gains and losses on hedging instruments that effectively establish prices for future production are not recognized in income until reflected in sales revenue when the related production is included in revenue. From time to time, the Company has entered into options contracts for the sale of commodities not designated as hedges. These contracts are carried at quoted market values and included in other assets (liabilities) and gains and losses arising from the changes in the market values of these contracts are recognized in earnings in the period in which the changes occur.

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

     CURRENCY TRANSLATION: The U.S. dollar is considered to be the functional currency of the Company's Mexican operations as most of those activities are conducted in U.S. dollars. Accordingly, the Mexican operations are translated from Mexican pesos into U.S. dollars using the temporal method whereby monetary assets and liabilities are translated at the year end rate of exchange and non-monetary assets and liabilities are translated at historical rates of exchange. Exchange gains or losses are included in the determination of earnings. The U.S. dollar financial statements of the Mexican operations are translated into Canadian dollars at the year end rate of exchange for the balance sheet and the average rate of exchange for the year for the statement of income. Exchange gains or losses are included as a separate component of shareholders' equity. The Panamanian operations are translated into Canadian dollars using the temporal method.

     COMPARATIVE FIGURES: Certain comparative figures have been reclassified to conform to the current financial statement presentation.

2 -- INVENTORIES

                                                              2000      1999
                                                             ------    ------
Materials and supplies.....................................  $4,420    $4,369
Work-in-process............................................      --       522
                                                             ------    ------
                                                             $4,420    $4,891
                                                             ======    ======

3 -- MINING INTERESTS

                                              2000                                    1999
                              -------------------------------------   -------------------------------------
                                           ACCUMULATED                             ACCUMULATED
                                         DEPRECIATION AND                        DEPRECIATION AND
                                COST       AMORTIZATION       NET       COST       AMORTIZATION       NET
                              --------   ----------------   -------   --------   ----------------   -------
Property, plant and
  equipment.................  $ 26,277       $ 22,198       $ 4,079   $ 24,673       $ 16,697       $ 7,976
Mining properties and
  deferred expenditures.....   160,660        149,540        11,120    152,890        108,428        44,462
Construction in progress....        --             --            --        975             --           975
                              --------       --------       -------   --------       --------       -------
                              $186,937       $171,738       $15,199   $178,538       $125,125       $53,413
                              ========       ========       =======   ========       ========       =======

     During 2000, as part of its periodic evaluation of the carrying value of its mining interests, the Company wrote off its carrying value of its Cerro Quema project in Panama by $9,081,020 and wrote down the Joe Mann project in Quebec by $26,007,751 and the Santa Gertrudis project in Mexico by $10,585,256.

     During 1992, the Company entered into agreements under which the Societe Quebecoise d'Exploration Miniere ("Soquem") could earn a 50% interest in the Joe Mann property (excluding the Joe Mann Mine) and in the Company's other properties in the Chibougamau area by incurring specified amounts on exploration on those properties. To July 1, 1997, Soquem had incurred total qualifying expenditures under the previous agreements of $2,548,000 on the Joe Mann property and $2,431,000 on the Chibougamau property. Effective July 2, 1997, the agreements were modified to provide that Soquem spend an additional $1,600,000 on the Joe Mann property and an additional $750,000 on the Chibougamau property from the effective date until June 1, 2002 to earn a 50% interest in each of the properties. To December 31, 2000, Soquem had incurred total qualifying expenditures under the new amendment of approximately $200,000 on the Joe Mann property and $220,000 on the Chibougamau area property.

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

4 -- CONVERTIBLE DEBENTURES

     In July 1994, the Company issued US$11,005,000 of 7.5% Convertible Subordinated Debentures. The debentures are unsecured, bear interest at 7.5% payable in arrears on June 1 and December 1 each year and mature on July 21, 2004. The debentures are convertible at the option of the holder into common shares of the Company at any time prior to maturity at a conversion of US$5.00 per common share. The debentures are redeemable for cash at any time after the fifth anniversary of the date of issue or, at the Company's option, may be redeemed in common shares on the basis of one common share for each US$5.00 of debenture principal being redeemed. The right of the Company to redeem the debentures for cash or common shares is conditional on the average price of the Common Shares exceeding US$5.00 during a period of 20 consecutive days prior to notice of redemption. The Company may, at its option, repay the debenture at maturity by issuing common shares of the Company at the conversion price of US$5.00 per common share.

     During 2000, debenture holders converted nil (1999 -- US$1,117,000; 1998 -- US$1,444,000) of debenture principal into nil (1999 -- 2,234,000;
1998 -- 2,888,000) common shares of the Company resulting in a balance outstanding at December 31, 2000 of US$2,576,000 (1999 -- US$2,576,000;
1998 -- US$3,693,000).

5 -- CAPITAL STOCK

     At the Annual General Meeting on May 19, 2000 the shareholders approved a one-for-ten share consolidation of the common shares issued and outstanding. The common shares issued for the comparative periods presented in the following tables have been adjusted to reflect the consolidation.

  a) Authorized shares
     Preference shares -- unlimited, issuable in series, without par value Common shares -- unlimited

  b) Issued and outstanding shares (in thousands)

                                                 2000                1999                1998
                                           -----------------   -----------------   -----------------
                                           SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
                                           ------   --------   ------   --------   ------   --------
Common shares:
  Balance at beginning of year...........  15,715   $125,339   15,469   $123,632   15,145   $121,425
Issued:
Conversion of convertible debentures.....                         223      1,642      289      2,030
  Share consolidation....................      (3)       (61)
  Employee Incentive Plan and Directors'
     Stock Option Plan...................      72         77       23         65       35        177
                                           ------   --------   ------   --------   ------   --------
                                           15,784   $125,355   15,715   $125,339   15,469   $123,632
                                           ======   ========   ======   ========   ======   ========

  c) Employee Incentive Plan and Directors' Stock Option Plan

     The Employee Incentive Plan comprises a Share Option Plan, a Share Purchase Plan, a Share Bonus Plan and a Share Loan Plan. The Share Purchase Plan calls for Company contributions of an amount equal to 50 per cent of the employees' contributions, which can amount to a maximum of 5 per cent of their basic annual salaries or wages. The common shares are issued on a quarterly basis at market value.

     Under the Share Bonus Plan, shares can be issued to full-time salaried employees as a bonus in recognition of services as determined by the Compensation Committee or the Board of Directors.

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

     The Share Loan Plan provides the Compensation Committee or the Board of Directors the discretion to make loans to full time employees to enable them to acquire shares in the Company. No loans are outstanding under this plan.

     Options granted under the Directors' and Employee Share Option Plans expire not later than five years from the date on which they were granted and all current options expire on or before March 9, 2005. Changes in the share option plans are as follows (in thousands except per share amounts):

                                               2000                      1999                      1998
                                      -----------------------   -----------------------   -----------------------
                                                  WEIGHTED                  WEIGHTED                  WEIGHTED
                                                  AVERAGE                   AVERAGE                   AVERAGE
                                      SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE
                                      ------   --------------   ------   --------------   ------   --------------
Outstanding at beginning of year....    673        $9.10          703        $9.30          725        $11.50
Granted.............................     15        $3.70          108        $4.30          233        $ 4.40
Expired.............................   (280)       $9.47         (138)       $6.50         (255)       $11.20
                                       ----        -----         ----        -----         ----        ------
Outstanding at end of year..........    408        $8.65          673        $9.10          703        $ 9.30
                                       ----        -----         ----        -----         ----        ------

     The following summarizes information about stock options outstanding at December 31, 2000 (in thousands except per share amounts):

                      OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                 ------------------------------                      ------------------------------
                               WEIGHTED AVERAGE
RANGE OF           NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------------   -----------   ----------------   ----------------   -----------   ----------------
$3.70 - $ 4.40       225          2.8 years            $ 4.33            204            $ 4.36
$9.10 - $14.80       183          0.7 years            $13.98            182            $13.98
                     ---                                                 ---
                     408          1.8 years            $ 8.65            386            $ 5.02
                     ===                                                 ===

  d) Loss per share

     The weighted average number of common shares outstanding during the year ended December 31, 2000 used to calculate the loss per common share amounted to 15,733,000 (1999 -- 15,695,000; 1998 -- 15,353,000). Outstanding warrants and options were not dilutive to loss per share in any of the periods presented.

     In December, 2000, the Canadian Institute of Chartered Accountants released
Section 3500 "Earnings per share", which will be effective on a retroactive basis in the Company's first quarter ending March 31, 2001. The standard requires the use of treasury stock method in calculating diluted earnings per share, consistent with United States accounting principles. Had the Company applied the new standard in 2000, the calculation of 2000 diluted loss per share would have remained ($4.04) per share.

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

6 -- INCOME AND MINING TAXES

  a) Geographic components

     The geographic components of loss before taxes is as follows:

                                                       2000        1999        1998
                                                     --------    --------    --------
Canada.............................................  $(36,653)   $ (9,001)   $ (6,562)
Mexico.............................................   (18,341)     (4,448)     (3,855)
Panama.............................................    (9,476)       (507)    (10,340)
                                                     --------    --------    --------
                                                     $(64,470)   $(13,956)   $(20,757)
                                                     ========    ========    ========

     The geographic components of income and mining taxes is as follows:


Current income tax expense:
Canada....................................................  $ (132)   $  (79)   $ (55)
Mexico....................................................      --      (567)    (618)
                                                            ------    ------    -----
                                                              (132)     (646)    (673)
Future (1999 and 1998 deferred) mining tax
  recovery -- Canada......................................   1,032     1,900      582
                                                            ------    ------    -----
                                                            $  900    $1,254    $ (91)
                                                            ======    ======    =====

  b) Effective tax rate

     The recovery of (provision for) income taxes varies from the amounts that would be computed by applying the Canadian federal and provincial statutory tax rates of approximately 39.3% (1999 and 1998 -- 40%) to income before taxes as follows:

                                                           2000       1999      1998
                                                          -------    ------    ------
Expected income tax recovery using
  Statutory income tax rates............................  $25,337    $5,585    $8,289
Resource allowance......................................     (712)     (274)       67
Mining taxes recovery...................................    1,032     1,900       582
Tax benefit of losses not currently recognized..........  (23,754)   (5,310)   (7,495)
Non-deductible expenses.................................       --        --      (861)
Other...................................................   (1,003)     (647)     (673)
                                                          -------    ------    ------
Income and mining tax recovery (provision)..............  $   900    $1,254    $  (91)
                                                          =======    ======    ======

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

  c) Future Income Taxes

     The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities are as follows:

                                                              2000
                                                             -------
Non-current future tax assets:
Mining interests...........................................  $41,701
Operating loss carry forwards..............................   14,446
Capital loss carry forwards................................    6,437
Other......................................................    2,233
                                                             -------
                                                              64,817
Valuation allowance........................................   63,075
                                                             -------
                                                             $ 1,742
                                                             =======
Current future tax liabilities:
Inventory..................................................  $   886
Non-current future tax liabilities:
Other......................................................      856
                                                             -------
                                                             $ 1,742
                                                             =======
Net future tax liabilities.................................  $    --
                                                             =======

     As described in note 1, the Company adopted Section 3465 retroactively without restatement of prior period financial statements resulting in the deficit at January 1, 2000 being reduced by $684,000.

  d) Loss carry forwards

     At December 31, 2000, the Company and its subsidiaries had operating losses for income tax purposes in Canada approximating $11,500,000 and in Mexico approximating $28,123,000 which are available to reduce taxes in future years and expire over the period to the year 2010. In addition, the Company and its subsidiaries had capital losses for income tax purposes in Canada of approximately $25,500,000 available to apply against future taxable capital gains. The Company's subsidiary has an additional $22,600,000 of capital loss carry forwards which have not been accepted by the tax authorities. The Company is objecting to the tax authorities position.

7 -- STATEMENTS OF CASH FLOWS

     Additional disclosures required with respect to the Statements of Cash Flows are as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Cash taxes paid.............................................  $295    $573    $770
Cash interest paid..........................................  $294    $306    $502

8 -- COMMITMENTS AND CONTINGENCIES

     a) The Company has outstanding calls for 33,200 ounces of gold in 2001 at US$350 per ounce subject to floating gold lease rates. An amount of US$560,000 has been deposited to secure these options.

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

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

     d) During 1991, a subsidiary of the Company entered into a corporate restructuring and financing arrangement ("Arrangement") in which it issued to a group of Canadian financial institutions $38,000,000 of Guaranteed Subordinate Debentures and Notes ("Debentures") and $12,000,000 of Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares ("Preferred Shares"). Under the Arrangement, a total of $50,000,000 of mineral development expenditures were renounced to the investors on a flow-through basis. The Debentures are unsecured, subordinate to all existing non-trade debt and future senior debt, bear interest at varying rates, are repayable upon maturity in 2007, and cannot be prepaid. The Preferred Shares are redeemable at any time at an amount of $240,000 per Preferred Share, rank equally and parri passu with the common shares for dividends when declared, and are retractable in 2007. In order to secure the performance of the Debentures and Preferred Shares the Company's subsidiary entered into an Interest Rate and Currency Exchange Swap Agreement ("Swap Agreement") with a major international bank, (the "Bank"). The Swap Agreement provides for the conversion of one floating rate interest basis to another and for differences in the timing of payments so as to match the interest payment requirements under the Debentures, repay the Debentures upon maturity and retract the Preferred Shares. All payments are denominated in Canadian dollars. The Company's subsidiary placed Canadian dollar deposits with the counter party to the Swap agreement which deposits have been charged to secure the performance under the Swap agreement. These deposits earn interest at Canadian Bankers Acceptance rates. The Swap Agreement was irrevocably assigned directly to the investors. Accordingly, the Bank is the primary obligor under the Arrangement, and the Company is contingently liable should the Bank fail to perform under the agreements.

     The mineral development expenditures which were renounced to the investors in 1991 were based, in part, on independent valuations of certain related mineral properties. Canada Customs and Revenue Agency (CCRA) has challenged certain of those valuations, and disallowed certain of the renounced flow-through deductions to certain of the investors. The Company may be contingently liable for certain losses or damages to investors, if any, that may result if CCRA is ultimately successful in its challenges.

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

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as new information becomes available.

9 -- PENSION PLAN

     The Company and its subsidiaries maintain primarily final pay defined benefit pension plan for most of their employees.

     Information about the defined benefit plan is as follows:

                                                               2000
                                                              ------
Accrued benefit obligation
  Balance at beginning of year..............................  $2,887
  Service cost..............................................     164
  Employee contributions....................................      62
  Benefit paid..............................................    (161)
  Interest cost.............................................     220
  Experience loss...........................................     176
                                                              ------
  Balance at end of year....................................   3,348

Plan assets
  Fair value at beginning of year...........................   3,515
  Contributions.............................................      62
  Benefits paids............................................    (161)
  Actual return on plan assets..............................     549
                                                              ------
  Fair value at end of the year.............................   3,965
                                                              ------
Funded status -- excess.....................................     617
  Unrecognized net actuarial gain...........................    (113)
                                                              ------
Accrued benefit asset.......................................  $  504
                                                              ======

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

     The significant actuarial assumptions used in the measurement of the Company's accrued benefit obligation are as follows:

At beginning of period:
  Discount rate.............................................   7.25%
  Expected return on plan assets............................   7.50%
  Rate of compensation increase.............................   4.00%
At end of period:
  Discount rate.............................................   6.75%
  Rate of compensation increase.............................   4.00%
Employee future benefit expense:
  Current service cost......................................  $  164
  Expected return on plan assets............................    (260)
  Interest cost.............................................     220
                                                              ------
Net expense.................................................  $  124
                                                              ======

10 -- SEGMENTED DATA

     The Company's operations consist principally of the exploration, development, mining and processing of precious metals. The following is a summary of the Company's revenue by geographic area:

                                                         2000       1999       1998
                                                        -------    -------    -------
Canada................................................  $11,042    $21,464    $31,030
Mexico................................................    4,640      1,001      5,358
                                                        -------    -------    -------
                                                        $15,682    $22,465    $36,388
                                                        =======    =======    =======

     Revenues are attributed to countries based on the source of the production. During 2000 the Company sold approximately 35% (1999 -- 39%; 1998 -- 35%) of its product to one smelter.

     The following is a summary of the Company's mining interests by geographic area:

                                                         2000       1999       1998
                                                        -------    -------    -------
Canada................................................  $14,814    $31,913    $33,054
Mexico................................................      385     12,419     10,963
Panama................................................       --      9,081      9,100
                                                        -------    -------    -------
                                                        $15,199    $53,413    $53,117
                                                        =======    =======    =======

11 -- FAIR VALUE AND CREDIT RISK DISCLOSURES

     At December 31, 2000 the fair value of the Company's convertible debentures was estimated to be $1,170,000 (1999 - $2,777,000) compared to the carrying amount of $3,864,000 (1999 - $3,718,000) based on a quoted price. The carrying amount of cash and short-term deposits, money market instruments, receivables, accounts payable, accrued liabilities and other liabilities in the consolidated balance sheets approximates fair value based on their short-term maturities and or quotes received.

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

     The Company is exposed to credit-related losses in the event of non-performance by counter parties to financial instruments but does not expect any counter parties to fail to meet their obligations. The Company deals with only highly rated counter parties, normally major financial institutions including banks. The credit risk exposure of derivative instruments is represented by the fair value of contracts with a positive fair value at the reporting date. The credit risk represents the maximum amount that would be at risk if the counter parties failed completely to perform under the contracts.

12 -- DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
      ACCOUNTING PRINCIPLES

     The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss for year as reported......................  $(63,570)   $(12,702)   $(20,848)
Depreciation and amortization(b)...................    19,738         926      (9,389)
Deferred income taxes(c)...........................    (1,032)     (1,031)        285
Foreign exchange contracts(f)......................        --         576        (576)
                                                     --------    --------    --------
Net loss for the year in accordance with United
  States accounting principles.....................  $(44,864)   $(12,231)   $(30,528)
                                                     --------    --------    --------
Other comprehensive income (loss):
Foreign currency translation adjustments...........       665        (801)        986
                                                     --------    --------    --------
Comprehensive loss for the year in accordance with
  United States accounting principles..............  $(44,199)   $(13,032)   $(29,542)
                                                     --------    --------    --------
Loss per share for the year in accordance with
  United States accounting principles
  Basic and fully diluted..........................  $  (2.85)   $  (0.78)   $  (1.99)
                                                     --------    --------    --------

Differences between Canadian and United States accounting principles as they affect the Company's financial statements are as follows:

 (a) Revenue Recognition

     The Company's accounting policy, which is consistent with Canadian accounting principles, is to recognize gold and copper revenues on production. Under United States accounting principles revenue is recognized when delivery to the purchaser has occurred and the price realized is fixed or determinable. This difference would not have a material effect on reported results of operations or on the Company's balance sheet.

(b) Depreciation and Amortization

    Under Canadian accounting principles, depreciation and amortization may be calculated on the unit-of-production method based upon the estimated mine life, whereas under United States accounting principles the calculations are made based upon proven and probable mineable reserves. Under Canadian accounting principles capital assets should be written down to the net recoverable amount if this exceeds the carrying amount, whereas under United States accounting principles if the future net cash flows is less than the carrying amount the capital asset should be written down to its fair value.

 (c) Deferred Income Taxes

     Prior to the year 2000, under Canadian accounting principles income and mining taxes could be accounted for under the deferral method. Under United States accounting principles the asset and

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

     liability method (FAS 109) is used, whereby deferred tax assets and liabilities are recognized for the deferred taxes attributable to differences between book value and the tax basis of the Company's assets and liabilities.

(d) Stock Options

    Beginning in 1996, United States accounting principles allow, but do not require companies to record compensation cost for stock option plans at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method as permitted under Canadian and United States accounting principles. The United States accounting pronouncement does, however, require the disclosure of pro forma net income and earnings per share information as if the Company had accounted for its employee stock options issued in prior years under the fair value method. Accordingly, the fair value of these options has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for each year; risk free interest rates for 2000 of 6.30% (1999 - 5.70%; 1998 - 5.50%); dividend yields of 0%; volatility factors of the expected market price of the Company's common shares of 100%; and a weighted average expected life of the options of four years.

    The weighted average grant date fair values of options issued in 2000, 1999 and 1998 were $2.63, $3.08 and $2.11, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting period, which is three years in the case of employees and immediately in the case of Directors. For the year ended December 31, 2000, the Company's pro forma net loss and loss per share in accordance with United States accounting principles are a net loss of $45,041,000
    (1999 - net loss $12,816,000; 1998 net loss of $31,432,000) and a loss per share of $2.86 (1999 loss per share of $0.82; 1998 loss per share of $2.05).

 (e) Contingent Liability

     Under United States accounting principles the contingent liability disclosed in note 8 (d) would be reflected in the balance sheet. Accordingly, under United States accounting principles total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

 (f) Foreign Exchange Contracts

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

 (g) Balance Sheets

     The cumulative effect of the application of United States accounting principles, noted in (b) to (f) above, on the consolidated balance sheets of the Company as at December 31, 2000 and 1999 would be to decrease mining interests by $1,957,000 (1999 - $21,695,000), increase long-term investments by $50,000,000 (1999 - $50,000,000), increase long-term liabilities by $38,000,000 (1999 - $38,000,000), increase future tax assets, non-current by $nil (1999 - $1,999,000), increase future taxes, current liabilities by $nil (1999 - $1,179,000), decrease future income and mining taxes, non-current liabilities by nil (1999 - $896,000), increase preferred shares by $12,000,000 (1999 - $12,000,000) and reduce shareholders equity by $1,957,000 (1999 - $20,761,000).

                            CAMPBELL RESOURCES INC.

        (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)

(h) Other Recent Accounting Pronouncements

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

    During 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 reflects the SEC staff's interpretation of basic principles of revenue recognition in existing United States generally accepted accounting principles. There was no impact of adopting SAB 101 during 2000.

13 -- SUBSEQUENT EVENT

     On March 28, 2001 the Company jointly announced, with MSV Resources Inc. and GeoNova Explorations Inc., approval in principle of the merger of the three companies. The transaction is subject to final approval by each Board of Directors as well as regulatory and shareholder approvals.

                            CAMPBELL RESOURCES INC.

                                 2000 FORM 10-K

                                 EXHIBIT INDEX

21.1  Significant subsidiaries
23.1  Consent of KPMG LLP
23.2  Consent of Met-Chem Canada Inc.