Form 10-Q
period 2001-03-31
CAMPBELL RESOURCES INC /NEW/
filed 2001-05-15
CIK 718053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended MARCH 31, 2001

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

                           1155 UNIVERSITY, SUITE 1405
                         MONTREAL, QUEBEC H3B 3A7 CANADA
                           TELEPHONE - (514) 875-9033
    (Address, including zip code, and telephone number including area code of registrants principal executive offices)

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

       Shares Outstanding as of May 14, 2001, 15,788,628 Common Shares,
                              without par value

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited) as at March 31, 2001 and
         December 31, 2000 .....................................................................       3

         Consolidated Statements of Operations (Unaudited) for the Three Months
         Ended March 31, 2001 and 2000 .........................................................       4

         Consolidated Statements of Deficit (Unaudited) for the Three Months Ended March
         31, 2001 and 2000 .....................................................................       4

         Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March
         31, 2001 and 2000 .....................................................................       5

         Notes to the Consolidated Financial Statements (Unaudited) ............................       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .............................................................      11

PART II. OTHER INFORMATION:

ITEM 1.  Legal Proceedings .....................................................................      13

ITEM 2.  Changes in Securities .................................................................      13

ITEM 3.  Defaults Upon Senior Securities .......................................................      13

ITEM 4.  Submission of Matters to a Vote
         of Security Holders ...................................................................      13

ITEM 5.  Other Information .....................................................................      13

ITEM 6.  Exhibits and Reports on Form 8-K ......................................................      13

         SIGNATURES ............................................................................      14

CAMPBELL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in thousands of Canadian dollars)

                                                          MARCH 31         December 31
                                                            2001              2000
                                                            ----              ----
ASSETS                                                        $                 $
CURRENT ASSETS
Cash and short-term deposits                                 3,091            4,548
Receivables                                                  1,269            1,684
Restricted cash                                                883              840
Inventories (note 3)                                         4,383            4,420
Prepaids                                                       390              539
                                                          --------         --------
    Total current assets                                    10,016           12,031
                                                          --------         --------

OTHER ASSETS                                                   620              628

FUTURE INCOME TAX ASSET                                      1,742            1,742



MINING INTERESTS                                           188,492          186,937
    less accumulated depreciation and amortization        (173,279)        (171,738)
                                                          --------         --------
                                                            15,213           15,199
                                                          --------         --------

    Total assets                                            27,591           29,600
                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             2,015            2,195
Accrued liabilities                                          1,372            1,590
Future income tax liability                                    886              886
                                                          --------         --------
    Total current liabilities                                4,273            4,671
                                                          --------         --------

ACCRUED RECLAMATION                                          6,571            6,513

CONVERTIBLE DEBENTURES (NOTE 4)                              4,021            3,864

FUTURE INCOME AND MINING TAX LIABILITY                         856              856

OTHER LIABILITIES                                              312              228

SHAREHOLDERS' EQUITY
Capital stock (note 5)                                     125,392          125,355
Foreign currency translation adjustment                      1,342            1,258
Deficit                                                   (115,176)        (113,145)
                                                          --------         --------
    Total shareholders' equity                              11,558           13,468
                                                          --------         --------

    Total liabilities and shareholders' equity              27,591           29,600
                                                          ========         ========

Commitments and contingencies (note 7)

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of Canadian dollars except per share amounts)

                                                 2001           2000
                                                 ----           ----
                                                   $             $
METAL SALES                                         --         1,256
                                               -------        -------

EXPENSES
  Mining                                            --          1,472
  General administration                           488            709
  Depreciation and amortization                      6            289
  Exploration                                       --            694
  Care and maintenance                           1,331            137
                                               -------        -------

                                                 1,825          3,301
                                               -------        -------

Loss from operations                            (1,825)        (2,045)
                                               -------        -------

Other income (expense)
  Other income                                      16            358
  Other Income-sales adjustment                   (118)            --
  Convertible debenture interest expense           (73)           (77)
                                               -------        -------

                                                  (175)           281
                                               -------        -------

Loss before taxes                               (2,000)        (1,764)

Income and mining tax recovery (expense)           (31)           (32)
                                               -------        -------

NET LOSS                                        (2,031)        (1,796)
                                               =======        =======

LOSS PER SHARE                                    0.13           0.11
                                               =======        =======

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of Canadian
dollars)

                                              2001             2000
                                            --------         --------
                                                $                $
Balance at beginning of period              (113,145)         (50,259)
Change in accounting policy (note 2)              --              684
Net loss                                      (2,031)          (1,796)
                                            --------         --------

Balance at end of period                    (115,176)         (51,371)
                                            ========         ========

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of Canadian
dollars)

CASH PROVIDED BY (USED IN):
                                                             2001            2000
                                                           -------         -------
                                                              $               $

OPERATING ACTIVITIES
Net loss                                                    (2,031)         (1,796)
Items not involving cash
  Depreciation and amortization                                  6             289
  Future mining taxes recovery                                  --              --
  Other                                                        257            (107)
                                                           -------         -------
                                                            (1,768)         (1,614)
Net change in non-cash operating working capital               201             500
                                                           -------         -------
                                                            (1,567)         (1,114)
                                                           -------         -------
FINANCING ACTIVITIES
Issues of capital stock                                         --              19
                                                           -------         -------

INVESTING ACTIVITIES
Expenditures on mining interests                                --          (5,003)
Money market instruments                                        --           8,000
                                                           -------         -------
                                                                --           2,997
                                                           -------         -------
Effect of exchange rate change on cash
    and short-term deposits                                    110              55
                                                           -------         -------

Increase (decrease) in cash and short-term deposits         (1,457)          1,957
Cash and short-term deposits at beginning of period          4,548          18,219
                                                           -------         -------
Cash and short-term deposits at end of period                3,091          20,176
                                                           =======         =======


CHANGES IN NON-CASH OPERATING WORKING CAPITAL

  Receivables                                                  414            (752)
  Inventories and prepaids                                     186            (370)
  Accounts payable and accrued liabilities                    (399)          1,622

                                                           -------         -------
                                                               201             500
                                                           =======         =======

CAMPBELL RESOURCES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2001 (Tabular amounts are expressed in thousands of Canadian dollars)


1 -- GENERAL

The Company is incorporated under the Canada Business Corporations Act and is engaged in the exploration, development, mining and processing of precious metals in Canada, Mexico and Panama.

These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period presented. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada and, except as described in note 8, conform in all material respects with accounting principles generally accepted in the United States.

The results of operations for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

2 -- INVENTORIES


                               2001          2000
                              ------        ------

Materials and supplies        $4,383        $4,333
Work-in-process                   --           890
                              ------        ------
                              $4,383        $5,223
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

During the three months ended March 31, 2001, debenture holders converted US$25,000 (2000 - US$nil) of debenture principal into 5,000 (2000 - nil) common shares of the Company resulting in a balance outstanding at March 31, 2001 of US$2,551,000 (December 31, 2000 - US$2,576,000).

5 -- CAPITAL STOCK

Changes in the issued and outstanding common shares for the three months are as follows (in thousands):

                                                        2001                            2000
                                                 ------------------               ----------------
                                               Shares          Amount          Shares          Amount
                                               ------          ------          ------          ------
Common shares:
 Balance at beginning of period                 15,784        $125,355          15,715        $125,339
Issued:

  Conversion of convertible debentures               5              37              --              --
   Employee Incentive Plan and
    Directors' Stock Option Plan                    --              --               7              19
                                              --------        --------        --------        --------

Balance at March 31                             15,789        $125,392          15,722        $125,358
                                              ========        ========        ========        ========

Loss per share has been calculated using the weighted average number of shares outstanding during the three months which was 15,788,000 (2000 - 15,716,000).

6 -- STATEMENTS OF CASH FLOWS

Additional disclosures with respect to the Statements of Cash Flows are as follows:

                                   Three months ended March 31
                                         2001        2000
                                         ----        ----
         Cash taxes paid               $    12      $   38
         Cash interest paid            $    --      $   --

7 -- COMMITMENTS AND CONTINGENCIES


a) At March 31, 2001 the Company has outstanding calls for 24,900 ounces of gold in 2001 at US $350 per ounce subject to floating gold lease rates.

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

8 -- DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
     ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                                   Three months ended March 31
                                                      2001            2000
                                                     -------         -------
Net loss for period as reported                      $(2,031)        $(1,796)
Depreciation and amortization (a)                         --            (208)
Deferred income taxes (b)                                 --              --
                                                     -------         -------
Net loss for the year in accordance
with United States accounting principles             $(2,031)        $(2,004)
                                                     -------         -------

Other comprehensive income (loss):
Foreign currency translation adjustments                  --             108
                                                     -------         -------
Comprehensive loss for the year in accordance
with United States accounting principles             $(2,031)        $(1,896)
                                                     -------         -------

Loss per share for the year in accordance
with United States accounting principles
   Basic and fully diluted                           $ (0.13)       $  (0.12)
                                                     -------         -------

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

e) Balance Sheets - The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Company as at March 31, 2001 and December 31, 2000 would be to decrease mining interests by $ 1,957,000 (2000 - $1,957,000), increase long-term investments by $50,000,000
         (2000 - $50,000,000), increase long-term liabilities by $38,000,000
         (2000 - $38,000,000), increase future tax assets, non-current by $nil (2000 - $nil), increase future taxes, current liabilities by $nil (2000
         - $nil), decrease future income and mining taxes, non-current liabilities by $ nil (2000 - $nil), increase preferred shares by $12,000,000 (2000 - $12,000,000) and reduce shareholders equity by $
         nil (2000 - $1,957,000).

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

         During 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 reflects the SEC staff's interpretation of basic principles of revenue recognition in existing United States generally accepted accounting principles. There was no impact of adopting SAB 101 during the first quarter 2001.

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2001

(all dollars are Canadian unless noted otherwise)

FORWARD-LOOKING STATEMENTS

This report contains certain Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those Risk Factors set forth in the Company's current Annual Report on Form 10-K for the year ended December 31, 2000. Such factors include, but are not limited to: differences between estimated and actual ore reserves; changes to exploration, development and mining plans due to prudent reaction of management to ongoing exploration results, engineering and financial concerns; and fluctuations in the gold price which affect the profitability and ore reserves of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

OVERVIEW

During the first quarter of 2001 Campbell focused its efforts in four areas: completing the analysis and the documentation and approval in principle of theismerger with MSV Resources inc. and GeoNova Explorations inc.; the different studies on the Joe Mann Mine to enable resumption of operations; identifying an investor for the Santa Gertrudis Property and pursuing the sale of its investment in Cerro Quema.

On March 28, 2001, Campbell jointly announced, with MSV Resources Inc. and GeoNova Explorations Inc. approval in principle of the merger of the three companies. On April 25, 2001 the Boards of Directors of the three companies gave final approval to the merger. The merger is subject to approval by the shareholders of the companies as well as final regulatory and court approval. Also pursuant to the merger, Campbell will issue 800,000 common shares to Repadre Capital Corporation in exchange for a reduction in the Repadre royalty described in note 7 b) of this report . The reduced royalty will provide for the payment of a royalty of 1.5% at a gold price of US$325 ($494) per ounce increasing to 1.75% at a gold price of US$350 ($535) and 2% at a gold price of US$375 ($570) or higher. This amended royalty will be payable up to a maximum of $500,000, after payment of which, the royalty will reduce to 1% payable so long as gold is at least US$350 ($535) per ounce. The Joint Management Proxy Circular is expected to be mailed on May 16, 2001 to shareholders of the three companies and the meetings of shareholders are scheduled to be held on June 13, 2001.

During the first quarter of 2001, all the properties were on a care and maintenance basis and the Company recorded a loss of $2.0 million or $0.13 per share compared to a loss of $1.8 million or $0.11 per share in the comparable period of 2000. There was negative cash flow from operations before the change in operating working capital of $ 1.8 million in the quarter compared to negative cash flow of $1.6 in the first quarter of 2000.


OTHER

Due to the care and maintenance status of all properties, no depreciation and amortization have been accounted except for the head office assets. The depreciation and amortization of the first quarter of 2000 is related to the Santa Gertrudis Mine.

In the first quarter of 2001, no exploration work was performed compared to $0.7 million for the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2001, the Company's cash and short-term deposits decreased to $3.1 million compared to $4,5 million at December 31, 2000. Working capital also decreased to $5.7 million compared to $7.4 million at December 31, 2000. The decrease is attributable to the general administration expenses and the care and maintenance expenses of the sites.

The Company's principal sources of liquidity are the future cash flows from the Joe Mann Mine and the Company's working capital that amounted to $5.7 million at March 31, 2001. The Company is subject to the normal risks and uncertainties associated with mining, including fluctuations in gold prices, the relative U.S./ Mexican/ Canadian exchange rates, the ability of the Company to raise necessary financing to complete the exploration and development program that would permit resumption of mining operations at the Joe Mann Mine on certain assumptions and any unforeseen environmental problems.

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

                                   CAMPBELL RESOURCES INC.




                                   /s/ Lucie Brun
                                   -------------------------------------------
                                   Lucie Brun
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer
                                   and authorized signatory)

Montreal, Quebec
May 14, 2001