Form 10-Q
period 2001-06-30
CAMPBELL RESOURCES INC /NEW/
filed 2001-08-14
CIK 718053

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------


                                    FORM 10-Q
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended JUNE 30, 2001

                                       OR

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

                           1155 UNIVERSITY, SUITE 1405
                         MONTREAL, QUEBEC H3B 3A7 CANADA
                           TELEPHONE - (514) 875-9033
    (Address, including zip code, and telephone number including area code of registrant's principal executive offices)

                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.      YES   X     NO
                               -----       -----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

       Shares Outstanding as of August 10, 2001, 31,398,922 Common Shares,
                               without par value

================================================================================

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as at June 30, 2001 (unaudited) and
         December 31, 2000 ..................................................  3

         Consolidated Statements of Operations (unaudited) for the Three
         Months and the Six Months Ended June 30, 2001 and 2000 .............  4

         Consolidated Statements of Deficit (unaudited) for the Three
         Months and the Six Months Ended June 30, 2001 and 2000 .............  4

         Consolidated Statements of Cash Flows (unaudited) for the Three
         Months and the Six Months Ended June 30, 2001 and 2000 .............  5

         Notes to the Consolidated Financial Statements (unaudited) .........  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................... 12

PART II. OTHER INFORMATION:

ITEM 1.  Legal Proceedings .................................................. 14

ITEM 2.  Changes in Securities .............................................. 14

ITEM 3.  Defaults Upon Senior Securities .................................... 14

ITEM 4.  Submission of Matters to a Vote of Security Holders ................ 14

ITEM 5.  Other Information .................................................. 15

ITEM 6.  Exhibits and Reports on Form 8-K ................................... 15

         SIGNATURES ......................................................... 16


CAMPBELL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)


                                                      UNAUDITED
                                                       JUNE 30       December 31
                                                         2001           2000
                                                      ---------      -----------
ASSETS                                                     $              $

CURRENT ASSETS
Cash and short-term deposits                             2,540          4,548
Receivables                                              2,428          1,684
Restricted cash                                            836            840
Inventories                                              4,932          4,420
Prepaids                                                   530            539
                                                      --------       --------
    Total current assets                                11,266         12,031
                                                      --------       --------

OTHER ASSETS                                             1,681            628
INVESTMENTS (NOTE 2)                                     6,576             --
FUTURE INCOME TAX ASSET                                  1,742          1,742

MINING INTERESTS                                       194,948        186,937
   less accumulated depreciation and amortization     (171,600)      (171,738)
                                                      --------       --------
                                                        23,348         15,199
                                                      --------       --------
    Total assets                                        44,613         29,600
                                                      ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                         2,074          2,195
Accrued liabilities                                      2,500          1,590
Future income tax liability                                886            886
                                                      --------       --------
    Total current liabilities                            5,460          4,671
                                                      --------       --------

ACCRUED RECLAMATION                                      8,022          6,513
DEFERRED INCOME                                            522             --
CONVERTIBLE DEBENTURES (NOTE 3)                          7,017          3,864
FUTURE INCOME AND MINING TAX LIABILITY                     856            856
OTHER LIABILITIES                                          121            228

SHAREHOLDERS' EQUITY
Capital stock (note 4)                                  23,744        125,355
Foreign currency translation adjustment                  1,333          1,258
Deficit                                                 (2,462)      (113,145)
                                                      --------       --------
    Total shareholders' equity                          22,615         13,468
                                                      --------       --------
    Total liabilities and shareholders' equity          44,613         29,600
                                                      ========       ========

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in thousands of Canadian dollars except per share amounts)


                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30                       JUNE 30
                                                 ------------------------      ----------------------
                                                   2001           2000           2001         2000
                                                   ----           ----           ----         ----
                                                    $             $               $            $

METAL SALES                                            --          3,547             --        4,803
                                                 --------        -------       --------      -------

EXPENSES
  Mining                                               --          6,649             --        8,121
  General administration                              413            650            901        1,359
  Indemnity in lieu of notice                         300             --            300           --
  Depreciation and amortization                         6            917             12        1,206
  Exploration                                          --            385             --        1,079
  Care and maintenance                                476             80          1,807          217
                                                 --------        -------       --------      -------

                                                    1,195          8,681          3,020       11,982
                                                 --------        -------       --------      -------

Loss from operations                               (1,195)        (5,134)        (3,020)      (7,179)
                                                 --------        -------       --------      -------

Other income (expense)
  Other income                                        151            442            167          800
  Metal sales adjustment previous year                 42             --            (76)        (156)
  Convertible debenture interest expense              (73)           (79)          (146)          --
                                                 --------        -------       --------      -------
                                                      120            363            (55)         644
                                                 --------        -------       --------      -------

Loss before taxes                                  (1,075)        (4,771)        (3,075)      (6,535)

Income and mining tax recovery                        144             50            113           18
                                                 --------        -------       --------      -------

NET LOSS                                             (931)        (4,721)        (2,962)      (6,517)
                                                 ========        =======       ========      =======

LOSS PER SHARE                                      (0.06)         (0.30)         (0.19)       (0.41)
                                                 ========        =======       ========      =======



CONSOLIDATED STATEMENTS OF DEFICIT (UNAUDITED)
(Expressed in thousands of Canadian dollars)


                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                  -----------------------        --------------------
                                                     2001         2000              2001      2000
                                                     ----         ----              ----      ----
                                                       $           $                 $         $

Balance at beginning of period                   (115,176)       (51,371)      (113,145)     (50,259)
Reduction of stated capital                       113,645             --        113,645           --
Change in accounting policy                            --             --             --          684
Net loss                                             (931)        (4,721)        (2,962)      (6,517)
                                                 --------        -------       --------      -------
Balance at end of period                           (2,462)       (56,092)        (2,462)     (56,092)
                                                 ========        =======       ========      =======

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in thousands of Canadian dollars)


                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                  -----------------------        --------------------
                                                     2001         2000              2001      2000
                                                     ----         ----              ----      ----
                                                       $           $                 $         $

CASH PROVIDED BY (USED IN):

                                                    ------       ------           ------     ------
OPERATING ACTIVITIES
Net loss                                              (931)      (4,721)          (2,962)    (6,517)
Items not involving cash
  Depreciation and amortization                          6          917               12      1,206
  Recoveries of future income and
   mining taxes                                         --          (83)              --        (83)
  Other                                               (169)         (90)              87       (197)
                                                    ------       ------           ------     ------
                                                    (1,094)      (3,977)          (2,863)    (5,591)
Net change in non-cash operating
  working capital                                      799           73            1,001        573
                                                    ------       ------           ------     ------
                                                      (295)      (3,904)          (1,862)    (5,018)
                                                    ------       ------           ------     ------

FINANCING ACTIVITIES
Issues of capital stock                                 --           22               --         41
                                                    ------       ------           ------     ------

INVESTING ACTIVITIES
Expenditures on mining interests                        --       (1,673)              --     (6,676)
Business acquisitions, net of cash and
  short-term deposits                                  (92)          --              (92)        --
Money market instruments                              (107)          --             (107)     8,000
                                                    ------       ------           ------     ------
                                                      (199)      (1,673)            (199)     1,324
                                                    ------       ------           ------     ------

Effect of exchange rate change on
  cash and short-term deposits                         (57)          32               53         87
                                                    ------       ------           ------     ------

Decrease in cash and short-term deposits              (551)      (5,523)          (2,008)    (3,566)
Cash and short-term deposits at
  beginning of period                                3,091       20,176            4,548     18,219
                                                    ------       ------           ------     ------

Cash and short-term deposits at
  end of period                                      2,540       14,653            2,540     14,653
                                                    ======       ======           ======     ======


CHANGES IN NON-CASH OPERATING
  WORKING CAPITAL
  Receivables                                          707          535            1,121       (217)
  Inventories and prepaids                             199         (290)             385       (660)
  Accounts payable                                    (426)         491             (606)     1,767
  Accrued liabilities                                  319         (663)             101       (317)
                                                    ------       ------           ------     ------
                                                       799           73            1,001        573
                                                    ======       ======           ======     ======




CAMPBELL RESOURCES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001
(Tabular amounts are expressed in thousands of Canadian dollars)


1 -- GENERAL

The Corporation is incorporated under the Canada Business Corporations Act and is engaged in the exploration, development, mining and processing of precious metals in Canada, Mexico and Panama.

These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada and, except as described in note 8, conform in all material respects with accounting principles generally accepted in the United States.

The results of operations for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

2 -- INVESTMENTS


                                                                   2001     2000
                                                                  -----    -----
                                                                    $        $
Investments in shares at cost
Corporation Copper Rand Inc (65,000 common shares; 26% of
   outstanding shares)                                            6,500       --
International Coromandel Resources Ltd. (50,000 common
   shares, Market value of $7)                                       11       --
Arca Explorations Inc. (171,664 common shares ,
   Market value of $89)                                              48       --
Matamec Explorations Inc. (70,026 common shares
   Market value of $9)                                               17       --
                                                                  -----    -----
                                                                  6,576       --
                                                                  =====    =====


3 -- CONVERTIBLE DEBENTURES

a) In July 1994, the Corporation issued US$11,005,000 of 7.5% Convertible Subordinated Debentures. The debentures are unsecured, bear interest at 7.5% payable in arrears on June 1 and December 1 each year and mature on July 21, 2004. The debentures are convertible at the option of the holder into common shares of the Corporation at any time prior to maturity at a conversion price of US$5.00 per common share. The debentures are redeemable for cash at any time after the fifth anniversary of the date of issue or, at the Corporation's option, may be redeemed in common shares on the basis of one common share for each US$5.00 of debenture principal being redeemed. The right of the Corporation to redeem the debentures for cash or common shares is conditional on the average price of the common shares exceeding US$5.00 during a period of 20 consecutive days prior to notice of redemption. The Corporation may, at its option, repay the debenture at maturity by issuing common shares of the Corporation at the conversion price of US$5.00 per common share.

     During the six months ended June 30, 2001, debenture holders converted US$25,000 (2000 - US$nil) of debenture principal into 5,000 (2000 - nil) common shares of the Corporation resulting in a balance outstanding at June 30, 2001 of US$2,551,000 (December 31, 2000 - US$2,576,000).

b) In 2001, the Corporation issued $3,150,000 convertible debentures. The debentures are unsecured, bear interest at an annual rate of 8% and include additional interest based on the price of metals and level of production at the Copper Rand mine. The interest is payable quarterly. The debentures are refundable as to 20% of capital on July 1, 2004, as to 40% on July 1, 2005 and as to 40% on July 1, 2006 and are convertible in shares at a price of $1.025 per share or up to a maximum of $1.64 based on an increase of the gold price above US$350.


4 -- CAPITAL STOCK

Changes in the issued and outstanding common shares for the six months are as follows (in thousands):




                                                                       2001                   2000
                                                               --------------------    -------------------
                                                                Amount      Shares      Amount      Shares
                                                               -------     --------    --------    -------
                                                                  #            $          #           $
Common shares:

Balance at beginning of period                                  15,784      125,355     15,715     125,339
   Reduction of capital                                                    (113,645)                    --

 Issued
   Conversion of convertible debentures                              5           37         --          --
   Acquisition of MSV Resources inc.                            10,892        8,823         --          --
   Acquisition of GeoNova Explorations inc.                      3,919        3,174         --          --
   Employee Incentive Plan and Directors' Stock Option Plan         --           --         14          41
                                                                ------     --------     ------     -------
Balance at June 30                                              30,600       23,744     15,729     125,380
                                                                ======     ========     ======     =======


\

Loss per share has been calculated using the weighted average number of shares outstanding during the six months which was 15,870,000 (2000 - 15,717,000) and during the three months which was 15,870,000 (2000 - 15,720,000).


5 -- BUSINESS ACQUISITION

On June 30, the Corporation merged with MSV Resources Inc. ("MSV") and GeoNova Explorations Inc. ("GNE"). The purchase method of accounting is used for this merger. This merger is summarized below:



                                              MSV            GNE         Total
                                             -----          -----       ------
                                               $              $            $
Assets acquired
   Cash and short-term deposit                 650              9          659
   Receivables                               1,827             39        1,866
   Inventories                                 623             --          623
   Prepaid                                     257              7          264
   Mining assets                             4,322          3,837        8,159
   Investments                               6,544             21        6,565
   Other assets                              1,081             --        1,081

Liabilities assumed
   Accounts payable                            493             63          556
   Accrued liabilities                         260            477          736
   Convertible debentures                    3,155             --        3,155
   Accrued reclamation                       1,500             --        1,500
   Deferred income                             522             --          522
                                             -----          -----       ------

Net assets acquired at fair value            9,374          3,373       12,747
                                             =====          =====       ======
Consideration
Shares issued (14,811 shares)                8,823          3,174       11,997
Acquisition  costs                             551            199          750
                                             -----          -----       ------

                                             9,374          3,373       12,747
                                             =====          =====       ======





6 -- STATEMENTS OF CASH FLOWS

Additional disclosures with respect to the Statements of Cash Flows are as follows:



                        Three months ended June 30    Six months ended June 30
                        --------------------------    ------------------------
                              2001      2000               2001       2000
                              ----      ----               ----       ----
                               $         $                  $          $
Cash taxes paid                 --        6                 12          44
Cash interest paid             147      145                147         145

7 -- COMMITMENTS AND CONTINGENCIES

a) At June 30, 2001 the Corporation has outstanding calls for 16,600 ounces of gold in 2001 at US$350 per ounce subject to floating gold lease rates.

b) At June 30, 2001, the Corporation amended the Net Smelter Return Royalty Agreement on the production of the Joe Mann Mine. In consideration of the issuance of 800,000 common shares of Campbell, the royalty will be reduced to a graduated net smelter return royalty increasing from 1.5% at gold price of US$325 per ounce to 2.0% at a gold price of US$375 per ounce. After a cumulative royalty payment of Cdn$500,000, a royalty of 1% will be paid only if the gold price is at US$350 or greater.

c) During 1996, the Corporation's Mexican subsidiary received import duty assessments following an audit claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. On May 26, 1997, the Corporation received notice that it was successful in its appeal against the assessments and that the Mexican pesos 9,200,000 was not payable. The charge against the assets will be released when the final tax assessment covering this matter is issued in favour of the Corporation by the tax authorities. On May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Corporation has been advised that this assessment is improper as it completely ignores the earlier ruling. Accordingly the Corporation has filed a new appeal before the Federal Tax Court to nullify the assessment. No provision has been made in the financial statements for the amounts assessed on the basis of the earlier ruling and the legal advice received.

d) During 1991, a subsidiary of the Corporation entered into a corporate restructuring and financing arrangement ("Arrangement") in which it issued to a group of Canadian financial institutions $38,000,000 of Guaranteed Subordinate Debentures and Notes ("Debentures") and $12,000,000 of Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares ("Preferred Shares"). The Debentures are unsecured, subordinate to all existing non-trade debt and future senior debt, bear interest at varying rates, are repayable upon maturity in 2007, and cannot be prepaid. The Preferred Shares are redeemable at any time at an amount of $240,000 per Preferred Share, rank equally and pari passu with the common shares for dividends when declared, and are retractable in 2007. In order to secure the performance of the Debentures and Preferred Shares the Corporation's subsidiary entered into an Interest Rate and Currency Exchange Swap Agreement ("Swap Agreement") with a major international bank. The Swap Agreement provides for the conversion of one floating rate interest basis to another and for differences in the timing of payments so as to match the interest payment requirements under the Debentures, repay the Debentures upon maturity and retract the Preferred Shares. All payments are denominated in Canadian dollars. The Corporation's subsidiary placed Canadian dollar deposits with the counter party to the Swap agreement which deposits have been charged to secure the performance under the Swap agreement. These deposits earn interest at Canadian Bankers Acceptance rates. The Swap Agreement was irrevocably assigned directly to the investors. Accordingly the bank is the primary obligor under the Arrangement.

e) The Corporation is from time to time involved in various claims, legal proceedings and reassessments for income, mining and other taxes, arising in the ordinary course of business. The Corporation's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Corporation conducts its operations so as to protect its employees, the general public and the environment and, to the best of its knowledge, believes its operations are in compliance with all applicable laws and regulations, in all material respects. The Corporation has made, and expects to make in the future, submissions and expenditures to comply with such laws and regulations. Where estimated reclamation and closure costs are reasonably determinable, the Corporation has recorded a provision for environmental liabilities based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as new information becomes available.

8 -- DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
     ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:



                                                     Three months ended June 30        Six months ended June 30
                                                     --------------------------        ------------------------
                                                         2001           2000              2001          2000
                                                         ----           ----              ----          ----
                                                          $              $                 $             $

Net loss for the period as reported                      (631)        (4,721)           (2,662)       (6,517)
Depreciation and amortization (a)                          --            837                --        (1,045)
Foreign exchange contract (b)                              --             --                --           390
                                                        -----         ------            ------        ------
Net loss for the period in accordance
  with United States accounting principles               (631)        (5,558)           (2,662)       (7,562)
                                                        -----         ------            ------        ------
Other comprehensive income (loss):
Foreign currency translation adjustments                   --            296                --           404
                                                        -----         ------            ------        ------

Comprehensive loss for the period in accordance
  with United States accounting principles               (631)        (5,262)           (2,662)        7,158
                                                        -----         ------            ------        ------

Loss per share for the period in accordance
  with United States accounting principles
     Basic and fully diluted                            (0.06)         (0.35)            (0.19)        (0.48)
                                                        -----         ------            ------        ------



Differences between Canadian and United States accounting principles as they affect the Corporation's financial statements are as follows:

a) Depreciation and Amortization -- Under Canadian accounting principles, depreciation and amortization may be calculated on the unit-of-production method based upon the estimated mine life, whereas under United States accounting principles the calculations are made based upon proven and probable mineable reserves.

b) Contingent Liability -- Under United States accounting principles the contingent liability disclosed in note 7(d) would be reflected in the balance sheet. Accordingly, for United States accounting principles total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable

     Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

c) Foreign Exchange Contracts -- In accordance with Canadian accounting principles, certain long-term foreign exchange contracts are considered to be hedges of sales revenue denominated in foreign currencies. Gains and losses related to changes in market values of such contracts are deferred and recognized when the contract is settled as part of sales revenue. Under United States accounting principles, changes in the market value of the contracts would be included in current earnings.

d) Exploration Expenses and Related Mining Properties -- Under FASB Statement No 121, exploration expenses and related mining properties acquired prior to the determination of the existence of a commercially mineable deposit are recorded as expenses as they are incurred. Under Canadian GAAP, these costs may be deferred until such time as the exploration and development work is either effectively abandoned and related costs are written off or, an operating mine is established following which accumulated costs are amortized to earnings. Accordingly, the net loss is adjusted to reflect GeoNova deferred exploration costs which would have been expensed for U.S. GAAP purposes. The mining interest and the Shareholder's equity would be reduced by $3,837,000.

e) Balance Sheets -- The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Corporation as at June 30, 2001 and December 31, 2000 would be to decrease mining interests by $5,794,000 (2000 - $1,957,000), increase long-term investments by $50,000,000 (2000 - $50,000,000), increase long-term liabilities by $38,000,000 (2000 - $38,000,000), increase preferred shares by $12,000,000 (2000 - $12,000,000) and reduce shareholders equity by $3,847,000 (2000 - $1,957,000).

f) During 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 reflects the SEC staff's interpretation of basic principles of revenue recognition in existing United States generally accepted accounting principles. There was no impact of adopting SAB 101 during the first half of 2001.

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2001

(all dollars are Canadian unless noted otherwise)

FORWARD-LOOKING STATEMENTS

This report contains certain "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those "Risk Factors" set forth in the Corporation's current Annual Report on Form 10-K for the year ended December 31, 2000. Such factors include, but are not limited to: differences between estimated and actual ore reserves; changes to exploration, development and mining plans due to prudent reaction of management to ongoing exploration results, engineering and financial concerns; and fluctuations in the gold price which affect the profitability and ore reserves of the Corporation. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Corporation undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

OVERVIEW

Campbell recorded a loss of $3.0 million or $0.19 per share in the six months and a loss of $0.9 million or $0.06 per share in the three months ended June 30, 2001. This compares to a loss of $6.5 million or $0.41 per share and a loss of $4.7 million or $0.30 per share in the comparable periods of 2000. There was negative cash flow from operations before the change in non-cash operating working capital of $2.9 million in the six months ended June 30, 2001 compared to negative cash flow of $5.6 million in the comparable period of 2000.

The results for the first six months of 2001 reflect the care and maintenance situation at the Joe Mann Mine compared to ongoing development and start-up of operations for the same period of 2000. During the previous year, all pre-production costs less any revenues relating to the Joe Mann Mine were capitalized to the end of April 2000 and costs were expensed thereafter.

The first two quarters include the care and maintenance costs at all mining properties, the costs of an in-house study on resumption of operations at the Joe Mann Mine and $300,000 to be paid as an indemnity in lieu of notice to the salaried employees working at the time operations were suspended in November, 2000.

BALANCE SHEET

The balance sheet reflects the merger with MSV Resources Inc. and GeoNova Explorations Inc. effective June 30, 2001. The net assets acquired represent $12.7 million as presented in note 5 of the financial statements. A total of
14.8 million common shares were issued to shareholders of MSV and GeoNova on the basis of 1 share of Campbell in exchange for every 4.1 shares of MSV and every 10 shares of GeoNova.

The 26% participation in Corporation Copper Rand Inc., owner of the Copper Rand Mine, is accounted for at cost. At this point in time, there would be no difference in accounting for this participation on the equity method basis. As the operator of the Copper Rand Mine, all the current assets and liabilities related to this operation are taken into account on the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 the Corporation's cash and short term deposits decreased to $2.5 million compared to $4.5 million at December 31, 2000. Working capital also decreased to $5.8 million compared to $7.4 million at December 31, 2000. The decrease is attributable to the general administration expenses, the care and maintenance expenses of the sites and the interest on the convertible debenture.

The Corporation's principal sources of liquidity are the future cash flows from the Joe Mann Mine, the Copper Rand Mine, the Corporation participation in the excess funding of the Copper Rand / Portage Environmental Fund. The Corporation is subject to the normal risks and uncertainties associated with mining, including fluctuations in gold prices, the relative U.S./ Mexican/ Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems.

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

(c) The Registrant issued an aggregate of 15,610,294 shares of its Common Stock in exchange for shares of MSV Resources Inc. ("MSV") and GeoNova Explorations Inc. ("GeoNova ") and to Repadre Capital Corporation pursuant to the merger of MSV and GeoNova into the Registrant ("Merger"), and further reserved up to 26,828,772 shares of its Common Stock for issuance upon exercise of outstanding warrants, options and other contractual rights resulting from the Merger. The Merger was effective June 30, 2001. The terms of the Merger are set forth in Current Report of Form 8-K filed July 16, 2001, which is hereby incorporated by reference. The terms of the shares reserved for issuance pursuant to the Registrant's Employee Incentive Plan as amended and Directors' Stock Option Plan are set forth in the Registrant's Registration Statements on Form S-8 (File Nos. 333-93063, and 33-91824 respectively), which are incorporated by reference to this filing.

         The shares issued pursuant to the Merger were exempt from registration under Section 3(a)(10) of the Securities Act as the Merger was approved by the Superior Court of Quebec, District of Montreal, on June 14, 2001, after the court held a hearing on the fairness of the terms and conditions of the issuance of the shares and all shareholders of MSV and GeoNova had notice of such hearing and an opportunity to be heard.

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual and Special Meeting of Shareholders held on June 13, 2001, the shareholders voted on the following items:

         4)     The election of a slate of nine directors.
                12,420,679 votes were cast in favour (99%)
                   113,485 withheld.

         5)     The reduction of the Stated Capital
                3,815,784 votes were cast in favour (93%)
                  207,213 against
                8,582,968 abstentions including broker non-votes

         6)       Merger by way of Plan of Arrangement
                  3,883,772 votes were cast in favour (95%)
                    198,986  against
                  8,523,209 abstentions including broker non-votes

         4) The appointment of Samson Belair/Deloitte & Touche as auditors 12,519,411 votes were cast in favour (99%)
                      61,722 votes were withheld.

ITEM 5.  Other Information

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are furnished in accordance with the provision s of Item 601 of Regulation S-K:

Exhibit No.
Regulation S-K
Item 601 Designation       Exhibit Description
--------------------       -------------------

      (2) Merger agreement dated May 7, 2001 with Plan of Agreement under Canada Business Corporations Act and Arrangement By Law (Incorporated by reference to the Registrant's current Report on Form 8-K dated July 16, 2001, Exhibit (2))


(b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Registrant filed the following Current Reports on Form 8-K:

      (i) A Report, dated June 21, 2001 and amended July 6, 2001, which reported change of the Registrant's Certifying Accountants and shareholders' approval of Merger with MSV and GeoNova.

      (ii) A Report, dated July 16, 2001, which reported details of Merger of MSV and GeoNova into the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                             CAMPBELL RESOURCES INC.




                              "LUCIE BRUN"
                              -----------------------
                              Lucie Brun
                              Executive Vice President and
                              Chief Administrative Officer
                              (Principal Financial and Accounting Officer and authorized signatory)

Montreal, Quebec
August 14, 2001