Form 10-Q
period 2001-09-30
CAMPBELL RESOURCES INC /NEW/
filed 2001-11-14
CIK 718053

 ============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------


                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended SEPTEMBER 30, 2001

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

      Shares Outstanding as of November 1, 2001, 31,398,922 Common Shares,
                                without par value

 ============================================================================

                             CAMPBELL RESOURCES INC.

                                Table of Contents

                                                                                                        Page
                                                                                                        ----
PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as at September 30, 2001 (Unaudited) and December
                  31, 2000 ............................................................................   3

                  Consolidated Statements of Operations (Unaudited) for the Three Months and the
                  Nine Months Ended September 30, 2001.................................................   4

                  Consolidated Statements of Deficit (Unaudited) for the Nine Months Ended
                  September 30, 2001...................................................................   4

                  Consolidated Statements of Cash Flows (Unaudited) for the Three Months and the
                  Nine Months Ended September 30, 2001.................................................   5

                  Notes to the Consolidated Financial Statements (Unaudited) ..........................   6

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...........................................................  13

PART II.          OTHER INFORMATION:

ITEM 1.           Legal Proceedings....................................................................  15

ITEM 2.           Changes in Securities................................................................  15

ITEM 3.           Defaults Upon Senior Securities......................................................  15

ITEM 4.           Submission of Matters to a Vote
                  of Security Holders..................................................................  15

ITEM 5.           Other Information....................................................................  15

ITEM 6.           Exhibits and Reports on Form 8-K.....................................................  16

                  SIGNATURES...........................................................................  17

CAMPBELL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of Canadian dollars)

                                                             UNAUDITED
                                                            SEPTEMBER 30          December 31
                                                                2001                 2000
                                                                ----                 ----
ASSETS                                                            $                    $
CURRENT ASSETS
Cash and short-term deposits                                     1,466                4,548
Receivables                                                      2,785                1,684
Restricted cash                                                    834                  840
Inventories                                                      4,957                4,420
Prepaids                                                           274                  539
                                                                -------              -------
    Total current assets                                        10,316               12,031
                                                                -------              -------

OTHER ASSETS                                                     2,105                  628
INVESTMENTS (NOTE 2)                                             6,576                   --
FUTURE INCOME TAX ASSET                                          1,742                1,742


MINING INTERESTS                                               195,699              186,937
    less accumulated depreciation and amortization            (172,422)            (171,738)
                                                               -------              -------
                                                                23,277               15,199
                                                               -------              -------
    Total assets                                                44,016               29,600
                                                               ========             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                 2,696                2,195
Accrued liabilities                                              1,518                1,590
Future income tax liability                                        886                  886
                                                                -------              -------
    Total current liabilities                                    5,100                4,671
                                                                -------              -------

ACCRUED RECLAMATION                                              8,073                6,513
DEFFERRED INCOME                                                   600                   --
CONVERTIBLE DEBENTURES (NOTE 3)                                  7,246                3,864
FUTURE INCOME AND MINING TAX LIABILITY                             856                  856
OTHER LIABILITIES                                                   78                  228

SHAREHOLDERS' EQUITY

Capital stock (note 4)                                          24,175              125,355
Foreign currency translation adjustment                          1,345                1,258
Deficit                                                         (3,457)            (113,145)
                                                                -------              -------
    Total shareholders' equity                                  22,063               13,468
                                                                -------              -------
    Total liabilities and shareholders' equity                  44,016               29,600
                                                                =======              =======

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in thousands of Canadian dollars except per share amounts)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   ------------------              -----------------
                                                      SEPTEMBER 30                    SEPTEMBER 30
                                                      ------------                    ------------
                                                 2001             2000            2001            2000
                                                 ----             ----            ----            ----
                                                   $                $               $               $

METAL SALES                                          --           5,947              --          10,750
                                                   -------       -------          -------       -------
EXPENSES
  Mining                                             --           9,651              --          17,772
  General administration                            408             745           1,309           2,104
  Indemnity in lieu of notice                        --              --             300              --
  Depreciation and amortization                      15           2,245              27           3,451
  Exploration                                        --             633              --           1,712
  Care and maintenance                              452              71           2,259             288
                                                   -------       -------         --------        -------
                                                    875          13,345           3,895          25,327
                                                   -------       -------         --------        -------
Loss from operations                               (875)         (7,398)         (3,895)        (14,577)
                                                   -------       -------         --------        -------
Other income (expense)
  Other income                                       41             698             208           1,498
  Metal sales adjustment previous year               --              --             (76)             --
  Convertible debenture interest expense           (161)            (80)           (307)           (236)
                                                   -------       -------         --------        -------
                                                   (120)            618            (175)          1,262
                                                   -------       -------         --------        -------
Loss before taxes                                  (995)         (6,780)         (4,070)        (13,315)

Income and mining tax recovery                       --             136             113             154
                                                   -------       -------         --------        -------
NET LOSS                                           (995)         (6,644)         (3,957)        (13,161)
                                                   =======       =======         ========        =======

LOSS PER SHARE                                    (0.03)          (0.42)          (0.19)          (0.84)
                                                  =======         =======         ========       =======




CONSOLIDATED STATEMENTS OF DEFICIT (UNAUDITED)
(Expressed in thousands of Canadian dollars)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    ------------------             -----------------
                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                       ------------                   ------------
                                                    2001           2000            2001            2000
                                                    ----           ----            ----            ----
                                                      $              $               $               $
Balance at beginning of period                   (2,462)        (56,092)       (113,145)        (50,259)
Reduction of stated capital                          --              --         113,645              --
Change in accounting policy                          --              --              --             684
Net loss                                           (995)         (6,644)         (3,957)        (13,161)
                                                  --------       -------         --------        -------
Balance at end of period                         (3,457)        (62,736)         (3,457)        (62,736)
                                                 =========      ========         ========       ========

CAMPBELL RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in thousands of Canadian dollars)

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     ------------------             -----------------
                                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                                        ------------                   ------------
                                                                    2001            2000            2001           2000
                                                                    ----            ----            ----           ----
CASH PROVIDED BY (USED IN):                                           $               $               $              $

OPERATING ACTIVITIES
Net loss                                                            (995)         (6,644)         (3,957)        (13,161)
Items not involving cash
  Depreciation and amortization                                       15           2,245              27           3,451
  Loss on sale of assets                                              29              --              29              --
  Recoveries of future income and mining taxes                        --            (170)             --            (253)
  Other                                                              232            (288)            319            (485)
                                                                    -------       -------         --------        -------
                                                                    (719)         (4,857)         (3,582)        (10,448)
Net change in non-cash operating working capital                    (485)            390             516             963
                                                                    -------       -------         --------        -------
                                                                   (1,204)        (4,467)         (3,066)         (9,485)
FINANCING ACTIVITIES
Issues of capital stock                                               --              28              --              69
Other                                                                 64             (61)             64             (61)
                                                                      64             (33)             64               8
                                                                    -------       -------         --------        -------
INVESTING ACTIVITIES
Expenditures on mining interests                                      (7)           (259)             (7)         (6,935)
Business acquisitions, net of cash and short-term deposits             1              --             (91)             --
Proceeds of sale of assets                                            34              --              34              --
Deferred income                                                       78              --              78              --
Money market instruments                                             (43)             --            (150)          8,000
                                                                    -------       -------         --------        -------
                                                                      63            (259)           (136)          1,065
                                                                    -------       -------         --------        -------
Effect of exchange rate change on cash
  and short-term deposits                                              3              85              56             172
                                                                    -------       -------         --------        -------
Decrease in cash and short-term deposits                          (1,074)         (4,674)         (3,082)         (8,240)
Cash and short-term deposits at beginning of period                2,540          14,653           4,548          18,219

Cash and short-term deposits at end of period                      1,466           9,979           1,466           9,979
                                                                  =======         =======          =======        =======
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Receivables                                                       (351)           (797)            770          (1,014)
  Inventories and prepaids                                           230             845             615             185
  Accounts payable                                                   622            (233)             16           1,534
  Accrued liabilities                                               (986)            575            (885)            258
                                                                    -------       -------         --------        -------
                                                                    (485)            390             516             963
                                                                   ========       =======         ========        =======

CAMPBELL RESOURCES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001
(Tabular amounts are expressed in thousands of Canadian dollars)

1--GENERAL

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

The results of operations for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.

2--INVESTMENTS

                                                                      2001         2000
                                                                      ----         ----
                                                                        $            $
Investments in shares at cost
Corporation Copper Rand Inc (65,000 common shares; 26% of
   outstanding shares)                                                6,500           --
International Coromandel Resources Ltd. (50,000 common shares,
   Market value of $3)                                                   11           --
Arca Explorations Inc. (171,664 common shares,
   Market value of $9)                                                   48           --
Matamec Explorations Inc. (70,026 common shares
   Market value of $11)                                                  17           --
                                                                      -----        -----

                                                                      6,576           --
                                                                      =====        =====

3--CONVERTIBLE DEBENTURES

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

     During the nine months ended September 30, 2001, debenture holders converted US$25,000 (2000 - US$nil) of debenture principal into 5,000 (2000
     - nil) common shares of the Corporation resulting in a balance outstanding at September 30, 2001 of US$2,551,000 (December 31, 2000 - US$2,576,000).

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

4--CAPITAL STOCK

Changes in the issued and outstanding common shares for the nine months are as follows (in thousands):

                                                                            2001                          2000
                                                                         ----------                    ---------
                                                                   Shares          Amount        Shares         Amount
                                                                   ------          ------        ------         ------
Common shares:                                                        #               $              #             $
Balance at beginning of period                                      15,784         125,355        15,715        125,339
   Reduction of capital                                                           (113,645)                          --

 Issued
   Conversion of convertible debentures                                  5              37            --             --
   Shares issued in relation to the
   amendment of the Net Smelter
      Return Royalty Agreement (note 7b)                               800             432
   Share consolidation costs                                                                                        (61)
   Acquisition of MSV Resources inc                                 10,891           8,822            --             --
   Acquisition of GeoNova Explorations inc                           3,919           3,174            --             --
   Employee Incentive Plan and Directors'Stock Option Plan              --              --            47             69
                                                                  --------         -------        ------        -------
Balance at September 30                                             31,399          24,175        15,762        125,347
                                                                  ========         =======        ======        =======

Loss per share has been calculated using the weighted average number of shares outstanding during the nine months which was 21,018,000 (2000- 15,722,000) and during the three months which was 30,783,000 (2000 - 15,762,000).

5 -- BUSINESS ACQUISITION

On June 30, the Corporation merged with MSV Resources Inc. (`MSV') and GeoNova Explorations Inc. (`GNE'). The purchase method of accounting is used for this merger. This merger is summarized below:

                                          MSV            GNE         Total
Assets acquired                            $              $            $
                                         -----          -----        -----
  Cash and short-term deposit              650             9           659
  Receivables                            1,831            39         1,870
  Inventories                              623            --           623
  Prepaid                                  257             7           264
  Mining assets                          4,322         3,837         8,159
  Investments                            6,544            21         6,565
  Other assets                           1,080            --         1,080

Liabilities assumed
  Accounts payable                         493            63           556
  Accrued liabilities                      264           477           741
  Convertible debentures                 3,155            --         3,155
  Accrued reclamation                    1,500            --         1,500
  Deferred income                          522            --           522
                                         -----        ------        ------
Net assets acquired at fair value        9,373         3,373        12,746
                                         =====        ======        ======
Consideration
Shares issued (14,810 shares)            8,822         3,174        11,996
Acquisition  costs                         551           199           750
                                         -----        ------        ------
                                         9,373         3,373        12,746
                                         =====        ======        ======

6--STATEMENTS OF CASH FLOWS

Additional disclosures with respect to the Statements of Cash Flows are as follows:

                          Three months ended    Nine months ended
                          ------------------    -----------------
                             September 30          September 30
                             ------------          ------------
                           2001        2000       2001       2000
                           ----        ----       ----       ----
                            $           $          $           $
    Cash taxes paid         (6)         13          6         57
    Cash interest paid     147         145        147        145

7--COMMITMENTS AND CONTINGENCIES

a) At September 30, 2001 the Corporation has outstanding calls for 8,300 ounces of gold in 2001 at US$350 per ounce subject to floating gold lease rates.

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

c) During 1996, the Corporation's Mexican subsidiary received import duty assessments following an audit claiming the subsidiary's interest in certain pieces of machinery and equipment with an approximate value of US$2,200,000 and levying taxes, penalties, interest and inflationary adjustments for a further Mexican pesos 9,200,000. On May 26, 1997, the Corporation received notice that it was successful in its appeal against the assessments and that the Mexican pesos 9,200,000 was not payable. The charge against the assets will be released when the final tax assessment covering this matter is issued in favour of the Corporation by the tax authorities. On May 6, 1998, the tax authorities issued a tax assessment identical to that issued in 1996 except that the amounts claimed have increased to Mexican pesos 18,000,000 as a result of inflation and additional interest. The Corporation has been advised that this assessment is improper as it completely ignores the earlier ruling. Accordingly the Corporation has filed a new appeal before the Federal Tax Court to nullify the assessment. On October 11, 2001, the Corporation received notice that it was successful in its appeal against the assessments. This decision is subject to further appeal by the tax authorities on or before October 26, 2001. No provision has been made in the financial statements for the amounts assessed on the basis of the outcome of this appeal, the earlier ruling and the legal advice received.

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

8--DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
   ACCOUNTING PRINCIPLES

The reconciliation of net loss determined in accordance with generally accepted accounting principles in Canada to net loss determined under accounting principles which are generally accepted in the United States is as follows:

                                                        Three months ended            Nine months ended
                                                        ------------------            -----------------
                                                            September 30                 September 30
                                                            ------------                 ------------
                                                        2001           2000           2001           2000
                                                        ----           ----           ----           ----
                                                          $              $              $              $
Net loss for the period as reported                      (995)        (6,644)        (3,957)        (13,161)
Depreciation and amortization (a)                          --         (2,026)            --          (3,071)
Exploration expenses (d)                                   (5)            --             (5)             --
Foreign exchange contracts (c)                                          (253)            --            (253)
                                                       ------         ------         ------         -------
Net loss for the period in accordance
with United States accounting principles               (1,000)        (8,923)        (3,962)        (16,485)
                                                       ------         ------         ------         -------
Other comprehensive income (loss):
Foreign currency translation adjustments                   --            323             --             727
                                                       ------         ------         ------         -------
Comprehensive loss for the period in accordance
with United States accounting principles               (1,000)        (8,600)        (3,962)        (15,758)
                                                       ------         ------         ------         -------
Loss per share for the period in accordance
with United States accounting principles
   Basic and fully diluted                              (0.03)         (0.57)         (0.19)          (1.05)
                                                       ------         ------         ------         -------

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

b) Contingent Liability - Under United States accounting principles the contingent liability disclosed in note 7(d) would be reflected in the balance sheet. Accordingly, for United States accounting principles total assets and liabilities would increase by $50 million. The increase in assets represents investments (non-current) comprising Canadian dollar payments under the Swap agreement and Canadian dollar deposits with the counter party to the Swap agreement. The liabilities (non-current) represent the Guaranteed Subordinate Debentures and Notes of $38 million and the Guaranteed Non-Cumulative Redeemable Retractable Preferred Shares of $12 million which would be included outside of shareholders' equity.

c) Foreign Exchange Contracts - In accordance with Canadian accounting principles, certain long-term foreign exchange contracts are considered to be hedges of sales revenue denominated in foreign currencies. Gains and losses related to changes in market values of such contracts are deferred and recognized when the contract is settled as part of sales revenue. Under United States accounting principles, changes in the market value of the contracts would be included in current earnings.

d) Exploration Expenses and Related Mining Properties - Under FASB Statement No 121, exploration expenses and related mining properties acquired prior to the determination of the existence of a commercially mineable deposit are recorded as expenses as they are incurred. Under Canadian GAAP, these costs may be deferred until such time as the exploration and development work is either effectively abandoned and related costs are written off or, an operating mine is established following which accumulated costs are amortized to earnings. Accordingly, the net loss is adjusted to reflect GeoNova deferred exploration costs which would have been expensed for U.S. GAAP purposes. The mining interest and the Shareholder's equity would be reduced by $3,825,000.

e) Balance Sheets - The cumulative effect of the application of United States accounting principles, noted in (a) to (d) above, on the consolidated balance sheets of the Corporation as at September 30, 2001and December 31, 2000 would be to decrease mining interests by $5,782,000 (2000 - $1,957,000), increase long-term investments by $50,000,000 (2000 -
     $50,000,000), increase long-term liabilities by $38,000,000 (2000 -
     $38,000,000), increase preferred shares by $12,000,000 (2000 - $12,000,000)
     and reduce shareholders equity by $5,782,000 (2000 - $1,957,000).

f) During 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 reflects the SEC staff's interpretation of basic principles of revenue recognition in existing United States generally accepted accounting principles. There was no impact of adopting SAB 101 during the first three quarters of 2001.

CAMPBELL RESOURCES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Expressed in Canadian dollars unless otherwise noted)


FORWARD-LOOKING STATEMENTS

Certain information contained in this release contains "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those "Risk Factors" set forth in the Campbell's current Annual Report on Form 10-K for the year ended December 31, 2000. Such factors include, but are not limited to: differences between estimated and actual mineral reserves and resources; changes to exploration, development and mining plans due to prudent reaction of management to ongoing exploration results, engineering and financial concerns; and fluctuations in the gold price which affect the profitability and mineral reserves and resources of Campbell. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Campbell undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

OVERVIEW

Campbell recorded a loss of $1.0 million or $0.03 per share in this third quarter ended September 30, 2001 and a loss of $4.0 million or $0.19 per share for the first nine months of the year. Losses in the comparable periods of 2000 were $6.6 million or $0.03 per share and $13.2 million or $0.84 per share. There was a negative cash flow from operations before the change in non-cash operating working capital of $3.6 million for the nine months ended September 30, 2001 compared to negative cash flow of $10.5 million in the comparable period of 2000.

In 2001, the Company entered into agreements to sell its Panamanian and Mexican subsidiaries. Also, Campbell has reviewed and revised its mining and geological reserves, studied previous operating methods and established a new more profitable mining plan for the Joe Mann Mine based on certain assumptions included in a feasibility study. The Company also completed the merger with GeoNova Explorations and MSV Resources Inc. This merger, with two companies already well established in the Chibougamau region, provides for considerable savings in human and material resources as well as lower administrative costs. Financing of future projects should also be made easier. Furthermore, in this last quarter, the Company reached agreements on a number of concessions with the various unions representing mine and treatment plant employees.

The results for the first nine months reflect the care and maintenance situation at the Joe Mann Mine as well as the payment of an indemnity in lieu of notice to the salaried employees working at the time operations were suspended in November 2000. In the previous year, the costs for development and resumption of operations are included in the results. In 2000, pre-production costs at the Joe Mann Mine (net of any revenue from ore production) were capitalized as at April 30, 2000 after which the costs were expensed. Administration costs for this third quarter include the three companies. Other revenues totalling $208,000 for the nine months ended this September include interest revenues of $123,000, $102,000 for the sale of gold recovered at the Campbell mill, and a loss of $121,000 from the conversion of foreign currency.

BALANCE SHEET

The balance sheet reflects the merger with MSV Resources Inc. and GeoNova Explorations Inc. effective June 30, 2001. The net assets as at September 30, 2001 were $44.0 million. A total of 14.8 million common shares were issued to shareholders of MSV and GeoNova. As at September 30, 2001, net assets for Campbell were $22 million or $0.70 per share.

The 26% participation in Corporation Copper Rand Inc., owner of the Copper Rand Mine, is accounted for at cost. At this point in time, there would be no difference in accounting for this participation on the equity method basis. As the operator of the Copper Rand Mine, all the current assets and liabilities related to this operation are taken into account on the balance sheet. Production at the Copper Rand Mine should begin in the first quarter of 2003.

The company recently announced the beginning of exploration and development work at the Joe Mann Mine. Operations should resume in the 1st quarter of 2002. Ten million dollars will be spent for exploration ($5 million) and development ($5 million). Funds will be raised through a one-million dollar private placement, a two-million dollar grant, a four-million dollar credit facility and part of the proceeds from the sale of units in a royalty on production from the Joe Mann Mine and Corner Bay project.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2001, the Corporation's cash and short term deposits were $1.5 million compared to $4.5 million on December 31, 2000. The decrease is attributable to the general administration expenses, the care and maintenance expenses of the sites, the interest on convertible debentures and the costs of the merger.

The Corporations' principal sources of liquidity are the future cash flows from the Joe Mann Mine, the Copper Rand Mine and the Corporation's participation in the excess funding of the Copper Rand/Portage Environmental Fund. The Corporation is subject to the normal risks and uncertainties associated with mining, including fluctuations in gold prices, the relative U.S./Mexican/Canadian exchange rates, the ability of the Company to meet its production estimates and any unforeseen environmental problems.

ITEM 1.        Legal Proceedings
               -----------------

               Not applicable

ITEM 2.        Changes in Securities
               ---------------------

               Not Applicable

ITEM 3.        Defaults Upon Senior Securities
               -------------------------------

               None

ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               None

ITEM 5.        Other Information
               -----------------

               On November 14, 2001, The New York Stock Exchange announced that it has determined that the common stock of the Company will be suspended on or before Monday, November 26, 2001. Following suspension, application will be made to the Securities and Exchange Commission to delist the issue, as the Company will not challenge this determination. The Company will continue to trade on The Toronto Stock Exchange and has informed the NYSE that it is actively seeking a trading market in the United States and will provide additional information to investors in due course.

               The decision was reached in view of the fact that the Company has fallen below the continued listing standards regarding total market capitalization of not less than $50 million and stockholders' equity of not less than $50 million, total market capitalization of not less than $15 million over a 30 trading-day period and minimum share price of not less than $1 over a 30 trading-day period.

               The NYSE had previously accepted a Plan provided by the Company that would have brought it into conformity with continued listing standards. The Company, while making progress on its Plan has, however, been unable to meet certain material quantitative aspects of that Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Registrant filed the following Current Report on Form 8-K:

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

                                    CAMPBELL RESOURCES INC.




                                    "LUCIE BRUN"
                                    -------------
                                    Lucie Brun
                                    Executive Vice President, and Chief
                                    Administrative Officer (Principal Financial and Accounting Officer and authorized signatory)

Montreal, Quebec
November 14, 2001